Form 10-Q
period 2010-03-31
Fairmount Bancorp, Inc.
filed 2010-05-27
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington. D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 333-163797

Fairmount Bancorp, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	27-1783911
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8216 Philadelphia Road, Baltimore, MD	21237
(Address of Principal Executive Offices)	(Zip Code)

(410) 866-4500

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

Explanatory Note

Fairmount Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on April 15, 2010. The Form S-1 includes financial statements for the Bank for the interim period ended December 31, 2009. Therefore, the Company is filing this Form 10-Q pursuant to Rule 15d-13 of the Securities and Exchange Act of 1934, as amended, in order to file financial statements for the first quarter subsequent to the quarter reported upon in the Form S-1.

The Company was incorporated on November 30, 2009, by Fairmount Bank, Baltimore, Maryland (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in Form S-1 and this report is on a consolidated basis for the Bank.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Fairmount Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2010 and September 30, 2009

	March 31, 2010	September 30, 2009
	(Unaudited)
Assets
Cash and due from banks	$444,561	$327,769
Interest-bearing deposits in other banks	38,674	92,562
Federal funds sold	4,241,943	4,212,574

Cash and cash equivalents	4,725,178	4,632,905

Securities available for sale, at fair value	4,991,424	3,327,518
Securities held to maturity, at amortized cost	2,265,589	1,766,370
Federal Home Loan Bank stock, at cost	600,900	600,900
Loans, net of allowances for loan and lease losses of $275,706 at March 31, 2010 and $219,717 at September 30, 2009	50,809,785	50,333,670
Accrued interest receivable, investments	42,555	27,976
Accrued interest receivable, loans	217,745	206,208
Premises and equipment, net	2,972,204	2,889,105
Foreclosed real estate, net	—	95,000
Prepaid expenses	569,049	91,137
Cash surrender value of life insurance	64,929	64,929
Other assets	5,288	5,198

Total assets	$67,264,646	$64,040,916

Liabilities and Equity
Liabilities
Deposits
Non interest-bearing deposits	$918,831	$447,413
Interest-bearing demand deposits	4,010,764	3,375,914
Savings deposits	9,415,607	9,164,916
Certificates of deposit	34,714,096	32,850,201

Total deposits	49,059,298	45,838,444

Federal Home Loan Bank advances	11,000,000	11,000,000
Accounts payable	—	194,666
Income taxes payable	—	51,635
Accrued interest payable	42,783	43,255
Deferred compensation liability	30,417	30,417
Deferred income tax liabilities	62,045	50,542
Other liabilities	15,108	42,117

Total liabilities	60,209,651	57,251,076

Commitments and contingencies	—	—

Equity
Retained earnings	6,976,982	6,727,340
Accumulated other comprehensive income (loss)	78,013	62,500

Total equity	7,054,995	6,789,840

Total liabilities and equity	$67,264,646	$64,040,916

The notes to financial statements are an integral part of these statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Interest and dividend income:
Interest on loans	$838,989	$766,847	$1,676,948	$1,511,249
Interest and dividends on investments	82,227	81,374	157,249	168,672

Total interest income	921,216	848,221	1,834,197	1,679,921

Interest expense:
Interest on deposits	264,274	309,916	555,247	618,456
Interest on borrowings	69,096	69,755	139,582	144,569

Total interest expense	333,370	379,671	694,829	763,025

Net interest income	587,846	468,550	1,139,368	916,896

Provision for loan and lease losses	30,000	6,000	60,000	12,000

Net interest income after provision for loan and lease losses	557,846	462,550	1,079,368	904,896

Non-interest income:
Service fees on deposit accounts	427	10	1,242	325
Other service charges, collection and exchange charges, commissions and fees	21,711	34,539	68,144	54,142
Gain on disposal of investment securities	—	—	1,164	592
Other non-interest income	1,423	838	4,005	1,492

Total non-interest income	23,561	35,387	74,555	56,551

Non-interest expense:
Salaries, fees and employment	202,150	170,713	431,556	335,488
Premises and equipment	45,534	19,593	87,845	37,659
Professional fees	19,055	24,044	38,957	49,752
Data processing	21,453	16,616	39,895	33,891
FDIC insurance premium	20,717	1,591	47,984	3,166
Insurance and bond premiums	4,469	2,113	7,328	3,936
Stationery, printing and supplies	8,086	5,099	18,181	11,728
Other operating expenses	37,262	39,606	71,535	68,634

Total non-interest expense	358,726	279,375	743,281	544,254

Income before income taxes	222,681	218,562	410,642	417,193

Income taxes	88,000	77,500	161,000	148,500

Net income	$134,681	$141,062	$249,642	$268,693

The notes to the financial statements are an integral part of these statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Changes in Equity

Six Months Ended March 31, 2010

(Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance October 1, 2009	$6,727,340	$62,500	$6,789,840

Comprehensive income:
Net income	249,642		249,642

Change in unrealized gain on available for sale securities, net of tax effect of $11,503		15,513	15,513

Total comprehensive income			265,155

Balance March 31, 2010	$6,976,982	$78,013	$7,054,995

The notes to the financial statements are an integral part of these statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$249,642	$268,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,050	18,300
Provision for loan and lease losses	60,000	12,000
Other (gains) and losses, net	(2,476)	(592)
(Increase) decrease in accrued interest receivable	(26,116)	608
(Increase) decrease in prepaid expenses	(477,912)	7,620
(Increase) decrease in other assets	(90)	(31,262)
Increase (decrease) in accounts payable	(194,666)	—
Increase (decrease) in accrued interest payable	(472)	(1,167)
Increase (decrease) in income taxes payable	(51,635)	(290,360)
Increase (decrease) in other liabilities	(27,009)	6,943

Net cash provided (used) by operating activities	(415,684)	(9,217)

Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	500,717
Proceeds from maturities, payments and calls of available for sale securities	376,798	1,060,080
Proceeds from maturities, payments and calls of held to maturity securities	500,000	—
Purchases of available for sale securities	(2,011,743)	(500,000)
Purchases of held to maturity securities	(1,000,000)	(305,619)
Purchases of Federal Home Loan Bank stock	—	(61,700)
Net (increase) in loans	(536,115)	(1,811,161)
Proceeds from disposal of foreclosed real estate	95,712
Proceeds from disposal of equipment	600	—
Purchases of premises and equipment	(138,149)	(176,145)

Net cash provided (used) by investing activities	(2,712,897)	(1,293,828)

Cash flows from financing activities:
Net increase in deposits	3,220,854	4,083,172
Proceeds from borrowings	—	1,000,000

Net cash provided (used) by financing activities	3,220,854	5,083,172

Net increase (decrease) in cash and cash equivalents	92,273	3,780,127

Cash and cash equivalents, beginning balance	4,632,905	1,411,681

Cash and cash equivalents, ending balance	$4,725,178	$5,191,808

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$695,301	$764,192
Income taxes	256,520	447,991

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on securities available for sale - net of tax effect of $11,503 and $92,074, respectively	$15,513	$154,254

The notes to financial statements are an integral part of these statements.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc. (Company) was incorporated on November 30, 2009 as the proposed holding company for Fairmount Bank (Bank) in connection with the Bank’s plan of conversion from mutual to stock form of ownership. (See Note 2) The Company has no assets at March 31, 2010. The interim financial statement presented in this report includes only the interim financial information of the Bank.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010, or any other period. For further information, refer to the Bank’s annual audited financial statements and related notes for the year ended September 30, 2009 included in the Company’s prospectus dated April 15, 2010.

Nature of Operations

The Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its home office in the Rosedale area of Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulation of certain Federal agencies and undergoes periodic examination by those regulatory authorities.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and leases and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and leases and foreclosed real estate, management obtains independent appraisals for significant properties.

Recent Accounting Pronouncements

In June 2009, a new accounting pronouncement was issued regarding accounting for transfers of financial assets (ASC 860 Transfers and Servicing). The pronouncement provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. The pronouncement is effective for interim and annual periods beginning after November 15, 2009. The Bank does not expect the adoption to have a material impact on its consolidated financial statements.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretive guidance included in the codification of SABs in order to make the interpretive guidance consistent with the current U.S. GAAP. The Bank does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending December 15, 2009. The Bank does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers”. Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The Company does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The Company does not expect the adoption of ASU 2010-02 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements – subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The Company does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. The Company does not expect the adoption of ASU 2010-05 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The Company does not expect the adoption of ASU 2010-08 to have a material impact on its consolidated financial statements.

In February 2010, The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated. In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively. The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual periods ending after June 15, 2010. The Company has adopted ASU 2010-09 with no material impact on the consolidated financial statements.

Other than the disclosures contained within these statements, the Bank has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 2. Plan of Conversion and Change in Corporate Form

On October 21, 2009, the Bank’s Board of Directors approved a plan (the “Plan”) pursuant to which the Bank will convert from a federally-chartered mutual savings bank to a federally-chartered stock form of organization, subject to approval by the Bank’s members. The Plan, which includes formation of a holding company to own all of the outstanding capital stock of the Bank, is subject to approval by the Office of Thrift Supervision (OTS) and includes the filing of a registration statement with the Securities and Exchange Commission.

The cost of conversion and issuing and selling the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. At March 31, 2010, the Bank had incurred $213,000 in conversion costs.

The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Bank. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with OTS regulations shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

Note 3. Supplemental Disclosure for Earnings per Share

When presented, basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Because the mutual to stock conversion was not completed as of March 31, 2010, per share earnings data is not meaningful for this quarter or prior comparative periods and therefore is not presented.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 4. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at March 31, 2010 and September 30, 2009 are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$4,850,342	$146,743	$(5,661)	$4,991,424

	$4,850,342	$146,743	$(5,661)	$4,991,424

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,492,871	$5,098	$(11,380)	$1,486,589
State and Municipal Securities	772,718	17,872	(14,308)	776,282

	$2,265,589	$22,970	$(25,688)	$2,262,871

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$3,214,830	$117,065	$(4,377)	$3,327,518

	$3,214,830	$117,065	$(4,377)	$3,327,518

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$993,348	$5,280	$—	$998,628
State and Municipal Securities	773,022	25,547	—	798,569

	$1,766,370	$30,827	$—	$1,797,197

The amortized cost and estimated market value of securities at March 31, 2010 and September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	282,743	298,123	1,305,143	1,279,455
Due after ten years	4,567,599	4,693,301	960,446	983,416

	$4,850,342	$4,991,424	$2,265,589	$2,262,871

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 4. Securities (Continued)

	September 30, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	328,730	341,869	305,367	312,928
Due after ten years	2,886,100	2,985,649	1,461,003	1,484,269

	$3,214,830	$3,327,518	$1,766,370	$1,797,197

Proceeds from the calls of held to maturity securities during the six months ended March 31, 2010, totaled $501,164, realizing gross gains of $1,164. Proceeds from sales of available for sale securities during the year ended September 30, 2009, totaled $500,125, realizing gross gains of $592.

Securities with gross unrealized losses at March 31, 2010 and September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$972,908	$5,661	$—	$—	$972,908	$5,661

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$988,620	$11,380	$—	$—	$988,620	$11,380
State and Municipal Securities	290,835	14,308	—	—	290,835	14,308

	$1,279,455	$25,688	$—	$—	$1,279,455	$25,688

September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$317,090	$4,377	$—	$—	$317,090	$4,377

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 4. Securities (Continued)

At March 31, 2010, the Bank held three investments with gross unrealized losses totaling ($25,688). At September 30, 2009, the Bank held one investment with a gross unrealized loss totaling $(4,377). The unrealized losses related principally to current interest rates for similar types of securities. As the Bank has the ability to hold these securities until maturity, no declines are deemed to be other-than-temporary.

Note 5. Allowance for Loan and Lease Losses

A summary of transactions in the allowance for loan and lease losses for the six months ended March 31, 2010 and the year ended September 30,2009, are as follows:

	March 31, 2010	September 30, 2009
Balance, beginning of period	$219,717	$102,838

Provision for loan and leases losses	60,000	182,000
Charge-offs	(6,952)	(67,180)
Recoveries	2,941	2,059

Balance, end of period	$275,706	$219,717

The following is a summary of information pertaining to impaired and non-accrual loans:

	March 31, 2010	September 30, 2009
Total impaired loans	$116,219	$116,219

Total non-accrual loans	$282,069	$413,664

At March 31, 2010, the recorded investment of impaired loans was $116,219 with a related allowance for loan losses of $51,483. The interest recognized for the six months ended March 31, 2010, amounted to $1,491 due to the impaired loan being changed to non-accrual status in February 2010. At March 31, 2010, there were no loans 90 days past due and still accruing interest. At March 31, 2010, the Bank had three loans on non-accrual status with foregone interest in the amount of $7,435. At September 30, 2009, the Bank had five loans on non-accrual status with foregone interest in the amount of $11,273.

A participation loan totaling $770,000, matured in March 2010 and based on discussions with the lead lender, prior to extending the credit, a valuation of the underlying collateral was to be performed and until such valuation has been performed, the Bank has classified the relationship as special mention.

Note 6. Fair Value Measurements

Generally accepted accounting principles (GAAP) define fair value, establish a framework for measuring fair value, establish a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. GAAP clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Fair Value Measurements (Continued)

The three levels are defined as follows:

Level 1– Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement and based on the Bank’s own assumptions about market participants’ assumptions.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities Available for Sale

Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by appraisal or independent valuation which is then adjusted for the related cost to sell. Impaired loans allocated to the Allowance for Loan and Lease Losses are measured at the lower of cost or fair value on a nonrecurring basis.

Foreclosed Real Estate

Foreclosed real estate is measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed real estate is measured on a nonrecurring basis.

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total
March 31, 2010
Securities available for sale	$—	$4,991,424	$—	$4,991,424

September 30, 2009
Securities available for sale	$—	$3,327,518	$—	$3,327,518

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 6. Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
March 31, 2010
Impaired loans	$—	$—	$116,219	$116,219	$—

September 30, 2009
Impaired loans	$—	$—	$116,219	$116,219	$—
Foreclosed real estate	$—	$—	$95,000	$95,000	$(39,763)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $39,763 was recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed property was acquired based on an independent appraisal of the property’s fair value.

Note 7. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2010 through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of the federal securities laws. These statements are not historical facts; rather they are statements based on the Company’s current expectations regarding its business strategies and their intended results and its future performance. Forward-looking statements are preceded by terms such as “expects”, “believes”, “anticipates”, “intends” and similar expressions.

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Bank’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated April 15, 2010 under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three and six month periods ended March 31, 2010, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited consolidated financial statements and related footnotes for the year ended September 30, 2009 included in the Company’s prospectus dated April 15, 2010.

Comparison of Financial Condition at March 31,2010 and September 30,2009

Total assets increased by $3,224,000, or 5.03%, to $67,265,000 at March 31, 2010 from $64,041,000 at September 30, 2009. The increase was the result of increases of $2,163,000 in investment securities, $476,000 in net loans and $478,000 in prepaid expenses, funded by an increase of $3,221,000 in deposits.

Cash and cash equivalents showed little change at March 31, 2010 from September 30, 2009. Total cash and cash equivalent balances at March 31, 2010 were $4,725,000 which was an increase of $92,000, or 1.99%, from $4,633,000 at September 30,2009.

Investment securities increased by $2,163,000, or 42.46%, to $7,257,000 at March 31, 2010 from $5,094,000 at September 30, 2009. The increase was the result of $3,012,000 in purchases offset by $877,000 in maturities, payments and calls.

Total net loans increased from $50,334,000 at September 30, 2009 to $50,810,000 at March 31, 2010. This represented an increase of $476,000, or ..95%. The increase was primarily attributable to an increase of $553,000 in one-to four-family owner occupied real estate loans.

Total prepaid expenses increased from $91,000 at September 30, 2009 to $569,000 at March 31, 2010, which was an increase of $478,000, or 525.27%. The increase was primarily the result of the prepayment in December 2009 of FDIC insurance premiums and the accumulation of conversion costs for the issuance of common stock. FDIC insurance premiums, in the amount of $191,000 at March 31, 2010, are prepaid through the fourth quarter 2012 and are being expensed by the Bank on a monthly basis. The conversion costs of issuing common stock in the amount of $213,000 at March 31, 2010, will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, deferred costs may be charged to operations.

Total liabilities at March 31, 2010 were $60,210,000, an increase of $2,959,000, or 5.17%, from $57,251,000 at September 30, 2009. The increase was due primarily to an increase in total deposits of $3,221,000, or 7.03% from September 30,2009 to March 31, 2010.

Deposits increased from $45,838,000 at September 30, 2009 to $49,059,000 at March 31, 2010. This represented an increase of $3,221,000, or 7.03%. Non-interest bearing deposits increased by $471,000, or 105.13%, from $448,000 at September 30, 2009 to $919,000 at March 31, 2010. Interest-bearing demand deposits increased to $4,011,000 at March 31, 2010 from $3,376,000 at September 30, 2009. This was an increase of $635,000, or 18.81%. Savings deposits increased by $251,000, or 2.74%, to $9,415,000 at March 31, 2010, from $9,164,000 at September 30, 2009. Certificates of deposit increased from $32,850,000 at September 30, 2009, to $34,714,000 at March 31, 2010. This was an increase of $ 1,864,000, or 5.67%, from September 30, 2009 to March 31,2010.

Total equity was $7,055,000 or 10.49% of total assets at March 31, 2010, compared to $6,790,000, or 10.60%, of total assets at September 30, 2009. The primary reason for the $265,000 increase in equity was $250,000 in net income reported during the six months ended March 31, 2010. Accumulated other comprehensive income increased by $15,000, from a gain of $63,000 at September 30, 2009 to a gain of $78,000 at March 31, 2010. The change in accumulated other comprehensive income was primarily due to the effects of interest rate fluctuations on the Bank’s available for sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Overview. Net income decreased by $6,000, or 4.26%, to $135,000 for the three months ended March 31, 2010 from $141,000 for the three months ended March 31, 2009. Net interest income increased by $119,000, or 25.37%, to $588,000 for the three months ended March 31, 2010 from $469,000 for the three months ended March 31, 2009. Provision for loan and lease losses increased by $24,000, or 400.00%, to $30,000 for the three months ended March 31, 2010, from $6,000 for the three months ended March 31, 2009. Non-interest income decreased $12,000, or 34.29%, from $35,000 for the three months ended March 31, 2009 to $23,000 for the three months ended March 31, 2010. Non-interest expense increased $80,000, or 28.67%, to $359,000 for the three months ended March 31, 2010 from $279,000 for the three months ended March 31,2009.

Net Interest Income. Net interest income increased $119,000, or 25.37%, to $588,000 for the three months ended March 31, 2010 from $469,000 for the three months ended March 31, 2009. The increase primarily resulted from the combined effects of an increase of $73,000, or 8.61%, in interest and dividend income to $921,000 for the three months ended March 31, 2010 from $848,000 for the three months ended March 31, 2009, and a decrease of $46,000, or 12.14%, in interest expense to $333,000 for the three months ended March 31, 2010 from $379,000 for the three months ended March 31, 2009. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The Bank establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan and leases losses at a level the Bank considers necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan and lease losses, the Bank considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan and lease losses as required in order to maintain the allowance.

The provision for loan and lease losses increased $24,000 to $30,000 for the three months ended March 31, 2010, from $6,000 for the three months ended March 31, 2009, due to increased loan volume and uncertainly regarding the housing market. The Bank recorded a charge-off of $7,000 for the three months ended March 31, 2010 and net charge-offs of $ 15,000 for the three months ended March 31, 2009.

A participation loan totaling $770,000, matured in March 2010 and based on discussions with the lead lender, prior to extending the credit, a valuation of the underlying collateral was to be performed and until such valuation has been performed, the Bank has classified the relationship as special mention.

Non-Interest Income. Non-interest income was $24,000 for the three months ended March 31, 2010, which was a decrease of $11,000, or 31.43%, from $35,000 for the three months ended March 31, 2009. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decline in one-to four-family non-owner occupied loan settlements during the comparable three month periods.

Non-Interest Expense. Non-interest expense increased by $80,000, or 28.67%, to $359,000 for the three months ended March 31, 2010 from $279,000 for the three months ended March 31, 2009. The increase was due to increases in salaries, fees and employment expenses, premises and equipment expenses, and Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $31,000, or 18.13%, from $171,000 for the three months ended March 31, 2009 to $202,000 for the three months ended March 31, 2010, primarily as a result of hiring a chief financial officer and an assistant branch manager. Premises and equipment expenses increased by $26,000, or 130.00%, from $20,000 for the three months ended March 31, 2009 to $46,000 for the three months ended March 31, 2010. The increase was primarily the result of the new headquarter facility that was opened in September 2009. FDIC insurance premiums increased by $19,000 from $2,000 for the three months ended March 31, 2009 to $21,000 for the three months ended March 31, 2010. Several factors attributed to the increase in FDIC insurance premiums including, an increase in the FDIC quarterly multiplier, which is used to compute the payment amount, and the depletion of the one-time assessment credit.

Income Taxes. The provision for income taxes increased by $10,000, or 12.82%, to $88,000 for the three months ended March 31, 2010 from $78,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in state income taxes resulting from an increase in the Maryland tax rate and a reduction in the holdings of tax exempt agency securities.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $158,000 and $166,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from a decrease of $6,000 in net income and a decrease of $2,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Six Months Ended March 31, 2010 and 2009

Overview. Net income decreased by $19,000, or 7.06%, to $250,000 for the six months ended March 31, 2010 from $269,000 for the six months ended March 31, 2009. Net interest income increased $222,000, or 24.21%, to $1,139,000 for the six months ended March 31, 2010 from $917,000 for the six months ended March 31, 2009. Provision for loan and lease losses increased by $48,000, or 400.00%, to $60,000 for the six months ended March 31, 2010 from $12,000 for the six months ended March 31, 2009. Non-interest income increased by $18,000, or 31.58%, from $57,000 for the six months ended March 31, 2009 to $75,000 for the six months ended March 31, 2010. Non-interest expense increased $199,000, or 36.58%, to $743,000 for the six months ended March 31, 2010 from $544,000 for the six months ended March 31, 2009.

Net Interest Income. Net interest income increased $222,000, or 24.21%, to $1,139,000 for the six months ended March 31, 2010 from $917,000 for the six months ended March 31, 2009. The increase primarily resulted from the combined effects of an increase of $154,000, or 9.17%, in interest and dividend income to $1,834,000 for the six months ended March 31, 2010, from $1,680,000 for the six months ended March 31, 2009, and a decrease of $68,000, or 8.91%, in interest expense to $695,000 for the six months ended March 31, 2010 from $763,000 for the six months ended March 31, 2009. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $48,000, to $60,000 for the six months ended March 31, 2010, from $ 12,000 for the six months ended March 31, 2009, due to increased loan volume and uncertainly regarding the housing market. The Bank recorded net charge-offs of $4,000 for the six months ended March 31, 2010 and net charge-offs of $15,000 for the six months ended March 31, 2009.

Non-Interest Income. Non-interest income was $75,000 for the six months ended March 31, 2010, which was an increase of $18,000, or 31.58%, from $57,000 for the six months ended March 31, 2009. The increase was primarily the result of an increase in service charges and fees, which increased due to an increase in one-to four-family non-owner occupied loan settlements during the comparable six month periods.

Non-Interest Expense. Non-interest expense increased by $199,000, or 36.58%, to $743,000 for the six months ended March 31, 2010 from $544,000 for the six months ended March 31, 2009. The increase was due to increases in salaries, fees and employment expenses, premises and equipment expenses, and Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $96,000, or 28.57%, from $336,000 for the six months ended March 31, 2009 to $432,000 for the six months ended March 31, 2010, primarily as a result of hiring a chief financial officer and an assistant branch manager. Premises and equipment expenses increased by $50,000, or 131.58%, from $38,000 for the six months ended March 31, 2009 to $88,000 for the six months ended March 31, 2010. The increase was primarily the result of the new headquarter facility that was opened in September 2009. FDIC insurance premiums increased by $45,000 from $3,000 for the six months ended March 31, 2009 to $48,000 for the six months ended March 31, 2010. Several factors attributed to the increase in FDIC insurance premiums including, an increase in the FDIC quarterly multiplier, which is used to compute the payment amount, and the depletion of the one-time assessment credit.

Income Taxes. The provision for income taxes increased by $12,000, or 8.05%, to $161,000 for the six months ended March 31, 2010 from $149,000 for the six months ended March 31, 2009. The increase was primarily due to an increase in state income taxes resulting from an increase in the Maryland tax rate and a reduction in the holdings of tax exempt agency securities.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $265,000 and $423,000 for the six months ended March 31, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from a decrease of $19,000 in net income and a decrease of $139,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary sources of funds consist of deposit inflows, loan repayments, and maturities of securities. In addition, the Bank has the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and it has credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Board of Directors is responsible for establishing and monitoring the Bank’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Bank believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of March 31,2010.

The Bank regularly monitors and adjusts its investments in liquid assets based upon its assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate term assets.

The Bank’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2010, cash and cash-equivalents totaled $4,725,000. Securities classified as available for sale, totaling $4,991,000 provide additional sources of liquidity. In addition, at March 31, 2010, we had the ability to borrow a total of approximately $20,000,000 from the Federal Home Loan Bank of Atlanta. At March 31, 2010, we had $11,000,000 in Federal Home Loan Bank advances outstanding. The Bank also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at March 31, 2010.

At March 31, 2010, the Bank had $597,000 in loan commitments outstanding. In addition, at that date, the Bank had $3,820,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of March 31, 2010, totaled $19,170,000 or 39.08% of total deposits. If these deposits do not remain with the Bank, it will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before March 31, 2011. The Bank believes, however, based on past experience that a significant portion of such deposits will remain with it. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 10.39%, 18.83% and 19.44%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. Upon completion of the Bank’s conversion, the Company’s primary source of income will be dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with the prior notice to the OTS, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At March 31, 2010, the Company had no liquid assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings. The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Bank’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Bank’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on April 15,2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company is in the process of converting from a federally-chartered mutual savings bank to a federally-chartered stock organization as described in Note 2 to the consolidated financial statements, information concerning the initial public offering of securities may be found in the Form S-1 Registration Statement, File No. 333-163797, as amended on April 15, 2010, and is hereby incorporated by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

Date: May 27, 2010	/s/ Joseph M. Solomon
Joseph M. Solomon President and Chief Executive Officer

Date: May 27, 2010	/s/ Jodi L. Beal
Jodi L. Beal Vice President, Chief Financial Officer and Treasurer