Form 10-Q
period 2010-06-30
Fairmount Bancorp, Inc.
filed 2010-08-13
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-53996

Fairmount Bancorp, Inc.

(Exact Name of Registrant as specified in its charter)

Maryland	27-1783911
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8216 Philadelphia Road, Baltimore, MD	21237
(Address of Principal Executive Offices)	(Zip Code)

(410) 866-4500

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of August 13, 2010, the number of shares of common stock outstanding was 444,038.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Fairmount Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$914,983	$327,769
Interest-bearing deposits in other banks	3,278,870	92,562
Federal funds sold	3,110,303	4,212,574

Cash and cash equivalents	7,304,156	4,632,905

Securities available for sale, at fair value	5,827,591	3,327,518
Securities held to maturity, at amortized cost	2,265,559	1,766,370
Federal Home Loan Bank stock, at cost	600,900	600,900
Loans, net of allowances for loan and lease losses of $320,706 at June 30, 2010 and $219,717 at September 30, 2009	52,323,699	50,333,670
Accrued interest receivable, investments	41,047	27,976
Accrued interest receivable, loans	230,553	206,208
Premises and equipment, net	2,953,159	2,889,105
Foreclosed real estate, net	—	95,000
Prepaid expenses	317,777	91,137
Cash surrender value of life insurance	66,882	64,929
Other assets	5,301	5,198

Total assets	$71,936,624	$64,040,916

Liabilities and Stockholder’s Equity
Liabilities
Deposits
Noninterest-bearing deposits	$1,213,978	$447,413
Interest-bearing demand deposits	4,126,248	3,375,914
Savings deposits	9,317,500	9,164,916
Certificates of deposit	35,189,525	32,850,201

Total deposits	49,847,251	45,838,444

Federal Home Loan Bank advances	11,000,000	11,000,000
Accounts payable	—	194,666
Income taxes payable	—	51,635
Accrued interest payable	43,650	43,255
Deferred compensation liability	30,417	30,417
Deferred income tax liabilities	99,577	50,542
Other liabilities	260,860	42,117

Total liabilities	61,281,755	57,251,076

Commitments and contingencies	—	—

Stockholder’s Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at June 30, 2010	4,440	—
Additional paid in capital	3,737,162	—
Retained earnings	7,132,877	6,727,340
Unearned ESOP shares	(355,230)	—
Accumulated other comprehensive income	135,620	62,500

Total stockholder’s equity	10,654,869	6,789,840

Total liabilities and stockholder’s equity	$71,936,624	$64,040,916

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income:
Interest on loans	$850,921	$796,026	$2,527,868	$2,307,275
Interest and dividends on investments	83,681	73,035	240,931	241,707

Total interest income	934,602	869,061	2,768,799	2,548,982

Interest expense:
Interest on deposits	253,262	300,917	808,509	919,372
Interest on borrowings	70,450	70,224	210,031	214,793

Total interest expense	323,712	371,141	1,018,540	1,134,165

Net interest income	610,890	497,920	1,750,259	1,414,817

Provision for loan and lease losses	45,000	20,000	105,000	32,000

Net interest income after provision for loan and lease losses	565,890	477,920	1,645,259	1,382,817

Non-interest income:
Service fees on deposit accounts	874	168	2,117	492
Other service charges, collection and exchange charges, commissions and fees	23,503	48,890	91,647	103,033
Gain on disposal of investment securities	—	—	1,164	592
Other non-interest income	7,554	7,614	11,559	9,106

Total non-interest income	31,931	56,672	106,487	113,223

Non-interest expense:
Salaries, fees and employment	215,420	175,717	646,976	511,205
Premises and equipment	42,791	16,603	130,637	54,262
Professional fees	20,389	26,832	59,346	76,584
Data processing	17,770	15,465	57,665	49,357
FDIC insurance premium	19,500	29,556	67,484	32,721
Insurance and bond premiums	10,410	7,196	17,739	11,132
Stationery, printing and supplies	4,754	7,861	22,935	19,589
Other operating expenses	34,891	35,444	106,427	104,078

Total non-interest expense	365,925	314,674	1,109,209	858,928

Income before income taxes	231,896	219,918	642,537	637,112

Income taxes	76,000	80,000	237,000	228,500

Net income	$155,896	$139,918	$405,537	$408,612

Basic earnings per share	$0.38	N/A	$0.99	N/A

Basic weighted average shares outstanding	408,515	N/A	408,515	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Changes in Equity

Nine Months Ended June 30, 2010

(Unaudited)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Stockholder’s
	Stock	Capital	Earnings	Shares	Income	Equity
Balance, October 1, 2009	$—	$—	$6,727,340	—	$62,500	$6,789,840

Comprehensive income:
Net income	—	—	405,537	—		405,537

Change in unrealized gain on available for sale securities, net of tax effect of $49,035 (unaudited)	—	—	—	—	73,120	73,120

Total comprehensive income						478,657

Issuance of common stock	4,440	3,737,162	—	(355,230)	—	3,386,372

Balance, June 30, 2010	$4,440	$3,737,162	$7,132,877	$(355,230)	$135,620	$10,654,869

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$405,537	$408,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,050	27,450
Amortization and accretion of securities	8,216	6,417
Provision for loan and lease losses	105,000	32,000
Other (gains) and losses, net	(2,536)	(592)
(Increase) decrease in accrued interest receivable	(37,416)	(20,085)
(Increase) decrease in prepaid expenses	(226,640)	(22,123)
(Increase) decrease in cash surrender value of life insurance	(1,953)	(1,994)
(Increase) decrease in other assets	(103)	(919)
Increase (decrease) in accounts payable	(194,666)	—
Increase (decrease) in accrued interest payable	395	(77)
Increase (decrease) in income taxes payable	(51,635)	(290,360)
Increase (decrease) in other liabilities	218,743	46,389

Net cash provided (used) by operating activities	305,992	184,718

Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	500,717
Proceeds from maturities, payments and calls of available for sale securities	634,696	2,503,755
Proceeds from maturities, payments and calls of held to maturity securities	500,000	—
Purchases of available for sale securities	(3,018,855)	(838,020)
Purchases of held to maturity securities	(1,000,000)	(305,619)
Purchases of Federal Home Loan Bank stock	—	(61,700)
Net (increase) in loans	(2,095,029)	(5,387,124)
Proceeds from disposal of foreclosed real estate	95,712	—
Proceeds from disposal of equipment	660	—
Purchases of premises and equipment	(147,104)	(928,608)

Net cash provided (used) by investing activities	(5,029,920)	(4,516,599)

Cash flows from financing activities:
Net increase in deposits	4,008,807	5,679,428
Proceeds from borrowings	—	1,000,000
Proceeds from issuance of common stock	3,386,372	—

Net cash provided (used) by financing activities	7,395,179	6,679,428

Net increase (decrease) in cash and cash equivalents	2,671,251	2,347,547
Cash and cash equivalents, beginning balance	4,632,905	1,411,681

Cash and cash equivalents, ending balance	$7,304,156	$3,759,228

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$1,018,145	$1,134,242
Income taxes	351,420	521,151
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on securities available for sale - net of tax effect of $49,035 and $81,010, respectively	$73,120	$136,670
Available for sale securities transferred to held to maturity	$—	$1,472,073

During June 2010, the Company loaned $355,230 to the Employee Stock Ownership Plan, which was used to acquire 35,523 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

The notes to consolidated financial statements are an integral part of these consolidated statements.

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc. (Company) was incorporated on November 30, 2009 to serve as the holding company for Fairmount Bank (Bank), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a mutual savings bank to a stock savings bank and become the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. Accordingly, the reported results for the three months and nine months ended June 30, 2009 related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

In accordance with Office of Thrift Supervision (OTS) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2010, or any other period. For further information, refer to the Bank’s annual audited financial statements and related notes for the year ended September 30, 2009 included in the Company’s prospectus dated April 15, 2010.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140”, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances,

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 1. Summary of Significant Accounting Policies (Continued)

and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which the subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 31, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

Other than the disclosures contained within these statements, the Bank has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. The Company has no dilutive potential common shares for the three and nine month periods ended June 30, 2010. Because the mutual to stock conversion was not completed until June 2, 2010, the earnings per share data are not presented for the three and nine month periods ended June 30, 2009.

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010
Net income	$155,896	$405,537

Weighted average common shares outstanding	408,515	408,515

Earnings per common share, basic	$0.38	$0.99

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 2. Employee Stock Ownership Plan

In connection with the conversion to stock form, the Bank established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 35,523 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Bank and dividends received by the ESOP, with funds from any contributions on ESOP assets. Contributions will be applied to repay interest on the loan first and the remainder will be applied to principal. The loan is expected to be repaid over a period of 10 years.

Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest their accrued benefits under the employee stock ownership plan at the rate of 20% per year. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Bank. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation of service, or termination of the ESOP.

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three and nine months ended June 30, 2010 and 2009, respectively.

A summary of ESOP shares at June 30, 2010 is as follows:

Shares committed for release	—

Unearned shares	35,523

Total ESOP shares	35,523

Fair value of unearned shares	$390,753

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,591,639	$235,952	$—	$5,827,591

	$5,591,639	$235,952	$—	$5,827,591

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,493,008	$10,742	$—	$1,503,750
State and Municipal Securities	772,551	—	(5,822)	766,729

	$2,265,559	$10,742	$(5,822)	$2,270,479

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$3,214,830	$117,065	$(4,377)	$3,327,518

	$3,214,830	$117,065	$(4,377)	$3,327,518

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$993,348	$5,280	$—	$998,628
State and Municipal Securities	773,022	25,547	—	798,569

	$1,766,370	$30,827	$—	$1,797,197

The amortized cost and estimated market value of securities at June 30, 2010 and September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	260,695	276,143	1,298,027	1,298,067
Due after ten years	5,330,944	5,551,448	967,532	972,412

	$5,591,639	$5,827,591	$2,265,559	$2,270,479

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 3. Securities (Continued)

	September 30, 2009
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	328,730	341,869	305,367	312,928
Due after ten years	2,886,100	2,985,649	1,461,003	1,484,269

	$3,214,830	$3,327,518	$1,766,370	$1,797,197

Proceeds from the calls of held to maturity securities during the nine months ended June 30, 2010, totaled $501,164, realizing gross gains of $1,164. Proceeds from sales of available for sale securities during the year ended September 30, 2009, totaled $500,125, realizing gross gains of $592.

Securities with gross unrealized losses at June 30, 2010 and September 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

June 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	766,729	5,822	—	—	766,729	5,822

	$766,729	$5,822	$—	$—	$766,729	$5,822

September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$317,090	$4,377	$—	$—	$317,090	$4,377

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 3. Securities (Continued)

At June 30, 2010, the Bank had two investments with gross unrealized losses totaling ($5,822). At September 30, 2009, the Bank held one investment with a gross unrealized loss totaling $(4,377). The unrealized losses related principally to current interest rates for similar types of securities and are therefore considered temporary. In determining if unrealized losses are other than temporary, consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and the likelihood of being required to sell the investments.

Note 4. Allowance for Loan and Lease Losses

A summary of transactions in the allowance for loan and lease losses for the nine months ended June 30, 2010 and the year ended September 30, 2009, are as follows:

	June 30, 2010	September 30, 2009
Balance, beginning of period	$219,717	$102,838
Provision for loan and leases losses	105,000	182,000
Charge-offs	(6,952)	(67,180)
Recoveries	2,941	2,059

Balance, end of period	$320,706	$219,717

The following is a summary of information pertaining to impaired and non-accrual loans:

	June 30, 2010	September 30, 2009
Total impaired loans	$116,219	$116,219

Total non-accrual loans	$301,007	$413,664

At June 30, 2010, the recorded investment of impaired loans was $116,219 with a related allowance for loan losses of $68,789. The interest recognized for the nine months ended June 30, 2010, amounted to $1,491 due to the impaired loan being changed to non-accrual status in February 2010. At June 30, 2010, there were no loans 90 days past due and still accruing interest. At June 30, 2010, the Bank had five loans on non-accrual status with foregone interest in the amount of $11,887. At September 30, 2009, the Bank had five loans on non-accrual status with foregone interest in the amount of $11,273.

Note 5. Fair Value Measurements

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

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 5. Fair Value Measurements (Continued)

The three levels are defined as follows:

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

FAIRMOUNT BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 5. Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total
June 30, 2010
Securities available for sale	$—	$5,827,591	$—	$5,827,591

September 30, 2009
Securities available for sale	$—	$3,327,518	$—	$3,327,518

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
June 30, 2010
Impaired loans	$—	$—	$116,219	$116,219	$—

September 30, 2009
Impaired loans	$—	$—	$116,219	$116,219	$—
Foreclosed real estate	$—	$—	$95,000	$95,000	($39,763)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $39,763 was recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed property was acquired based on an independent appraisal of the property’s fair value.

Note 6. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2010 through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the three and nine month periods ended June 30, 2010, there was no significant change in the Bank’s critical accounting policies or the application of critical accounting policies as disclosed in the Bank’s audited consolidated financial statements and related footnotes for the year ended September 30, 2009 included in the Company’s prospectus dated April 15, 2010.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

Total assets increased by $7,896,000, or 12.33%, to $71,937,000 at June 30, 2010 from $64,041,000 at September 30, 2009. The increase was the result of increases of $2,671,000 in cash and cash equivalents, $3,000,000 in investment securities, and $1,990,000 in net loans.

Cash and cash equivalents increased from $4,633,000 at September 30, 2009 to $7,304,000 at June 30, 2010. This was an increase of $2,671,000, or 57.65%. The increase was mainly the result of net proceeds received from the issuance of common stock.

Investment securities increased by $3,000,000, or 58.89%, to $8,094,000 at June 30, 2010 from $5,094,000 at September 30, 2009. The increase was the result of $4,019,000 in purchases offset by $1,135,000 in maturities, payments and calls.

Total net loans increased from $50,334,000 at September 30, 2009 to $52,324,000 at June 30, 2010. This represented an increase of $1,990,000, or 3.95%. The increase was primarily attributable to an increase of $1,234,000, or 3.11%, in one-to four-family real estate mortgage loans and an increase of $1,015,000, or 36.93%, in construction and land development loans.

Total prepaid expenses increased from $91,000 at September 30, 2009 to $318,000 at June 30, 2010, which was an increase of $227,000 or 249.45%. The increase was primarily the result of the prepayment in December 2009 of FDIC insurance premiums. FDIC insurance premiums, in the amount of $176,000 at June 30, 2010, are prepaid through the fourth quarter 2012 and are being expensed by the Bank on a monthly basis.

Total liabilities at June 30, 2010 were $61,282,000, an increase of $4,031,000, or 7.04%, from $57,251,000 at September 30, 2009. The increase was due primarily to an increase in total deposits of $4,009,000, or 8.75% from September 30, 2009 to June 30, 2010.

Deposits increased from $45,838,000 at September 30, 2009 to $49,847,000 at June 30, 2010. This represented an increase of $4,009,000, or 8.75%. Non-interest bearing deposits increased by $766,000 or 170.98%, from $448,000 at September 30, 2009 to $1,214,000 at June 30, 2010. The increase was primarily the result of increasing balances in non-demand mortgage escrow accounts. Interest-bearing demand deposits increased to $4,126,000 at June 30, 2010 from $3,376,000 at September 30, 2009. This was an increase of $750,000, or 22.22%. Savings deposits increased by $153,000, or 1.67%, to $9,317,000 at June 30, 2010, from $9,164,000 at September 30, 2009. Certificates of deposit increased from $32,850,000 at September 30, 2009, to $35,190,000 at June 30, 2010. This was an increase of $2,340,000, or 7.12%, from September 30, 2009 to June 30, 2010.

Stockholder’s equity was $10,655,000, or 14.81% of total assets at June 30, 2010, compared to $6,790,000, or 10.60%, of total assets at September 30, 2009. The primary reason for the increase of $3,865,000 was the stock conversion which was completed on June 2, 2010 and resulted in net offering proceeds of approximately $3,742,000. Other changes include net income for the nine months ended June 30, 2010 of $406,000, unearned ESOP shares of ($355,000) and a $73,000 increase in other comprehensive income related to the effects of interest rate fluctuations on the Bank’s available for sale securities portfolio.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Overview. Net income increased by $16,000, or 11.43%, to $156,000 for the three months ended June 30, 2010 from $140,000 for the three months ended June 30, 2010. Net interest income increased by $113,000, or 22.69%, to $611,000 for the three months ended June 30, 2010 from $498,000 for the three months ended June 30, 2010. Provision for loan and lease losses increased by $25,000, or 125.00%, to $45,000 for the three months ended June 30, 2010 from $20,000 for the three months ended June 30, 2009. Non-interest income decreased $25,000, or 43.86%, from $57,000 for the three months ended June 30, 2009 to $32,000 for the three months ended June 30, 2010. Non-interest expense increased $51,000, or 16.19%, to $366,000 for the three months ended June 30, 2010 from $315,000 for the three months ended June 30, 2009.

Net Interest Income. Net interest income increased $113,000, or 22.69%, to $611,000 for the three months ended June 30, 2010 from $498,000 for the three months ended June 30, 2009. The increase primarily resulted from the combined effects of an increase of $66,000, or 7.59%, in interest and dividend income to $935,000 for the three months ended June 30, 2010 from $869,000 for the three months ended June 30, 2009, and a decrease of $47,000, or 12.67%, in interest expense to $324,000 for the three months ended June 30, 2010 from $371,000 for the three months ended June 30, 2009. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The Bank establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan and leases losses at a level the Bank considers necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan and lease losses, the Bank considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan and lease losses as required in order to maintain the allowance.

The provision for loan and lease losses increased $25,000 to $45,000 for the three months ended June 30, 2010, from $20,000 for the three months ended June 30, 2009. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from March 2010, an increase in the specific allowance for our impaired loan from $52,000 at March 31, 2010 to $69,000 at June 30, 2010, and the uncertainty regarding the housing market. The Bank did not record charge-offs during the three months ended June 30, 2010. The Bank recorded net charge-offs of $15,000 for the three months ended June 30, 2009.

Non-Interest Income. Non-interest income was $32,000 for the three months ended June 30, 2010, which was a decrease of $25,000, or 43.86%, from $57,000 for the three months ended June 30, 2009. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decline in one-to four-family non-owner occupied loan settlements during the comparable three month periods.

Non-Interest Expense. Non-interest expense increased by $51,000, or 16.19%, to $366,000 for the three months ended June 30, 2010 from $315,000 for the three months ended June 30, 2009. The increase was due to increases in salaries, fees and employment expenses, increases in premises and equipment expenses, offset by a decrease in Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $39,000, or 22.16%, from $176,000 for the three months ended June 30, 2009 to $215,000 for the three months ended June 30, 2010, primarily as a result of hiring a chief financial officer and an assistant branch manager. Premises and equipment expenses increased by $26,000, or 152.94%, from $17,000 for the three months ended June 30, 2009 to $43,000 for the three months ended June 30, 2010. The increase was primarily the result of the new headquarter facility that was opened in September 2009. FDIC insurance premiums decreased by $10,000 from $30,000 for the three months ended June 30, 2009 to $20,000 for the three months ended June 30, 2010. Several factors attributed to the decrease in FDIC insurance premiums including a one-time assessment that was paid in the quarter ending June 30, 2009 in the amount of $28,000, offset by an increase in the FDIC quarterly multiplier, which is used to compute the payment amount and the depletion of the one-time assessment credit.

Income Taxes. The provision for income taxes decreased by $4,000, or 5.00%, to $76,000 for the three months ended June 30, 2010 from $80,000 for the three months ended June 30, 2009. The Bank changed its accounting method for taxes for the fiscal year ended September 30, 2010 and therefore anticipates a decrease in the overall tax liability.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $214,000 and $122,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in total comprehensive income resulted from an increase of $16,000 in net income and an increase of $76,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Nine Months Ended June 30, 2010 and 2009

Overview. Net income decreased by $3,000, or 0.73%, to $406,000 for the nine months ended June 30, 2010 from $409,000 for the nine months ended June 30, 2009. Net interest income increased $336,000, or 23.75%, to $1,751,000 for the nine months ended June 30, 2010 from $1,415,000 for the nine months ended June 30, 2009. Provision for loan and lease losses increased by $73,000, or 228.13%, to $105,000 for the nine months ended June 30, 2010 from $32,000 for the nine months ended June 30, 2009. Non-interest income decreased by $7,000, or 6.19%, from $113,000 for the nine months ended June 30, 2009 to $106,000 for the nine months ended June 30, 2010. Non-interest expense increased $250,000, or 29.10%, to $1,109,000 for the nine months ended June 30, 2010 from $859,000 for the nine months ended June 30, 2009.

Net Interest Income. Net interest income increased $336,000, or 23.75%, to $1,751,000 for the nine months ended June 30, 2010 from $1,415,000 for the nine months ended June 30, 2009. The increase primarily resulted from the combined effects of an increase of $220,000, or 8.63%, in interest and dividend income to $2,769,000 for the nine months ended June 30, 2010, from $2,549,000 for the nine months ended June 30, 2009, and a decrease of $116,000, or 10.23%, in interest expense to $1,018,000 for the nine months ended June 30, 2010 from $1,134,000 for the nine months ended June 30, 2009. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $73,000, to $105,000 for the nine months ended June 30, 2010, from $32,000 for the nine months ended June 30, 2009. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2009, an increase in the specific allowance for our impaired loan from $52,000 at September 30, 2009 to $69,000 at June 30, 2010, and the uncertainty regarding the housing market. The Bank recorded net charge-offs of $4,000 for the nine months ended June 30, 2010 and net charge-offs of $15,000 for the nine months ended June 30, 2009.

Non-Interest Income. Non-interest income was $106,000 for the nine months ended June 30, 2010, which was a decrease of $7,000, or 6.19%, from $113,000 for the nine months ended June 30, 2009. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decrease in one-to four-family non-owner occupied loan settlements during the comparable nine month periods.

Non-Interest Expense. Non-interest expense increased by $250,000, or 29.10%, to $1,109,000 for the nine months ended June 30, 2010 from $859,000 for the nine months ended June 30, 2009. The increase was due to increases in salaries, fees and employment expenses, premises and equipment expenses, and Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $136,000, or 26.61%, from $511,000 for the nine months ended June 30, 2009 to $647,000 for the nine months ended June 30, 2010, primarily as a result of hiring a chief financial officer and an assistant branch manager. Premises and equipment expenses increased by $77,000, or 142.59%, from $54,000 for the nine months ended June 30, 2009 to $131,000 for the nine months ended June 30, 2010. The increase was primarily the result of the new headquarter facility that was opened in September 2009. FDIC insurance premiums increased by $34,000 from $33,000 for the nine months ended June 30, 2009 to $67,000 for the nine months ended June 30, 2010. Several factors attributed to the overall increase in FDIC insurance premiums including an increase in the FDIC quarterly multiplier, which is used to compute the payment amount and the depletion of the one-time assessment credit. This increase was offset by a one-time special assessment paid in the amount of $28,000 in the third quarter of 2009.

Income Taxes. The provision for income taxes increased by $9,000, or 3.95%, to $237,000 for the nine months ended June 30, 2010 from $228,000 for the nine months ended June 30, 2009. The increase was primarily due to an increase in state income taxes resulting from an increase in the Maryland tax rate and a reduction in the holdings of tax exempt agency securities.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $479,000 and $545,000 for the nine months ended June 30, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from a decrease of $3,000 in net income and a decrease of $63,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Bank’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Bank believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of June 30, 2010.

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

The Bank’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash-equivalents totaled $7,304,000. Securities classified as available for sale, totaling $5,828,000 provide additional sources of liquidity. In addition, at June 30, 2010, we had the ability to borrow a total of approximately $21,500,000 from the Federal Home Loan Bank of Atlanta. At June 30, 2010, we had $11,000,000 in Federal Home Loan Bank advances outstanding. The Bank also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at June 30, 2010.

At June 30, 2010, the Bank had $800,000 in loan commitments outstanding. In addition, at that date, the Bank had $4,224,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of June 30, 2010, totaled $19,651,000, or 39.42% of total deposits. If these deposits do not remain with the Bank, it will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Bank may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before June 30, 2011. The Bank believes, however, based on past experience that a significant portion of such deposits will remain with it. The Bank has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of June 30, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 12.10%, 22.28% and 22.93%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and will have to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income will be dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with the prior notice to the OTS, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At June 30, 2010, the Company had liquid assets of $1,728,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on April 15, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) On October 21, 2009, the Board of Directors of the Bank adopted a plan of conversion and reorganization, pursuant to which the Bank would convert from the mutual to the stock form of ownership, and the Company would sell shares of common stock to the public. The Company filed a Registration Statement on Form S-1 on December 17, 2009 with the Securities and Exchange Commission (File No. 333-163797) with respect to the shares to be offered and sold pursuant to the stock issuance plan. The Registration Statement was declared effective by the Securities and Exchange Commission on April 15, 2010. The Company registered 661,250 shares pursuant to the Registration Statement, for an aggregate offering price of $6,612,500. The stock offering commenced on April 22, 2010, and the conversion was consummated on June 2, 2010.

Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) was engaged to act as a conversion advisor and selling agent in connection with the offer and sale of the Company’s common stock on a best efforts basis. For their services, Stifel, Nicolaus received total fees of $165,000. Stifel, Nicolaus was also reimbursed $78,182 for its out-of-pocket expenses, including its legal fees and expenses.

In connection with the conversion and offering, the Company sold 444,038 shares of its common stock at a price of $10.00 per share, raising $4,440,380 of gross proceeds. Expenses related to the offering were approximately $699,000, including the fees and expenses paid to Stifel Nicolaus. Net proceeds from the initial offering were approximately $3,742,000. As a result of the offering, 444,038 shares of the Company’s common stock are outstanding as of August 13, 2010.

Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Company made a loan to the Bank’s employee stock ownership plan (ESOP) in the amount of $355,230, which the ESOP used to purchase 35,523 shares of the Company’s common stock. The Company retained approximately $1,487,000 of the net proceeds. Initially, both the Company and the Bank invested the net proceeds from the stock offering in short-term investments.

The Company’s common stock is quoted on the OTC Bulletin Board under the trading symbol “FMTB”.

(c) Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

Legislation was enacted on July 21, 2010 that will implement sweeping changes to the current bank regulatory structure. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will eliminate the Office of Thrift Supervision. The Comptroller of the Currency (the primary federal regulator for national banks) will become the primary federal regulator of the Bank. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) will have exclusive authority to regulate all bank and thrift holding companies. As a result, the Company will become subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision. These changes to our regulators will occur on the transfer date, which is expected to be one year from the enactment of the Dodd-Frank Act (unless extended by up to six months).

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months. These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations. Savings and loan holding companies like the Company have not previously been subject to capital requirements, but under the Dodd-Frank Act, five years from the date of enactment, savings and loan holding companies will become subject to the same capital requirements as bank holding companies. Savings and loan holding companies are immediately subject to the source of strength doctrine, under which a holding company must serve as a source of financial strength for its depository institution subsidiaries.

While the Dodd-Frank Act is likely to increase the Company’s and the Bank’s regulatory compliance burdens, the Company believes that it is too early to assess its full impact, in part because the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking. It is anticipated that, when adopted, these new regulations will require the Company and the Bank to invest significant management attention and resources to evaluate and implement necessary changes.

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

FAIRMOUNT BANCORP, INC.

Date: August 13, 2010	/S/ JOSEPH M. SOLOMON
Joseph M. Solomon
President and Chief Executive Officer

Date: August 13, 2010	/S/ JODI L. BEAL
Jodi L. Beal
Vice President, Chief Financial Officer and Treasurer