Form 10-K
period 2010-09-30
Fairmount Bancorp, Inc.
filed 2010-12-23
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of December 23, 2010, the number of shares of common stock outstanding was 444,038.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders (Part III)

FAIRMOUNT BANCORP, INC.

2010 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of Fairmount Bank’s loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this filing.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board , the Securities and Exchange Commission and the Public Company Accounting Oversight Board ;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	regulatory changes or actions; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

Item 1. Business

In the Annual Report on Form 10-K, the terms “we”, “our” and “us” refer to Fairmount Bancorp, Inc., unless the context indicates another meaning.

Fairmount Bancorp, Inc.

Fairmount Bancorp, Inc. (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”). On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. Accordingly, the reported results for the year ended September 30, 2009, relate solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.

Fairmount Bank

Fairmount Bank is a federally chartered savings bank located in the Rosedale area of Baltimore County, Maryland, originally founded in 1879. The Bank has operated as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. The Bank takes its corporate citizenship seriously and is committed to meeting the credit needs of the community, consistent with safe and sound operations.

The Bank has one office located in Baltimore County, Maryland. The Bank is regulated by the Office of Thrift Supervision, and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

The Bank has been, and continues to be, a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank delivers personalized service and responds promptly to customer needs and inquiries. The Bank believes that its community orientation is attractive to its customers and distinguishes it from larger banks that operate in its market area.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan, holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Fairmount Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Available Information

Fairmount Bancorp, Inc. is a public company and files interim, quarterly, and annual reports with the Securities and Exchange Commission (the “SEC”). These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company’s and the Bank’s website address is www.fairmountbank.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s principal business consists primarily of attracting and accepting retail deposits from the general public in the areas surrounding its main office and investing those deposits, together with funds generated from operations, in primarily one- to four-family residential mortgage loans. The Bank also invests in various investment securities. Our profitability depends primarily on the Bank’s net interest income, which is the difference between the income the Bank receives on its loans and other assets and its cost of funds, which consists of the interest the Bank pays on deposits and borrowings.

Our executive offices are located at 8216 Philadelphia Road, Baltimore, Maryland 21237. Our telephone number is (410) 866-4500.

Market Area

We primarily serve communities located in Baltimore City and in Baltimore and Harford counties in Maryland from our office in the Rosedale area of Baltimore County, which is contiguous to Baltimore City, the largest city in Maryland, and located near the District of Columbia. The economy of the greater Baltimore metropolitan area constitutes a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The largest employers in the Baltimore metropolitan area include the University System of Maryland, Johns Hopkins University, Johns Hopkins Hospital and Health System, U.S. Social Security Administration, Fort Meade, and Aberdeen Proving Ground.

Competition

We face significant competition in both originating loans and attracting deposits. Our market area has a large number of financial institutions, most of which are significantly larger institutions with greater financial resources than us, and all of which are competitors to varying degrees. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies.

Lending Activities

General. At September 30, 2010, our net loan portfolio amounted to $52,544,000, representing 74.06% of our total assets as of that date. Our principal lending activity is the origination of fixed-rate, one- to four-family owner occupied residential mortgage loans with terms of up to 30 years and one-to four-family non-owner occupied investor mortgage loans with terms of up to 25 years, subject to a balloon payment at 7 or 10 years. At September 30, 2010, one-to four-family owner occupied loans totaled $24,060,000, or 45.51% of our total loan portfolio. At September 30, 2010 one-to four-family non-owner occupied loans totaled $17,282,000, or 32.69% of our total loan portfolio.

To a lesser extent, we also originate home equity and second mortgage loans, loans secured by other properties, construction and land development loans, secured commercial loans and savings loans. At September 30, 2010, home equity and second mortgage loans totaled $1,704,000, or 3.22% of our total loan portfolio. At September 30, 2010, loans secured by other properties totaled $2,393,000, or 4.52% of our total loan portfolio. At September 30, 2010, construction and land development loans totaled $3,770,000, or 7.13% of our total loan portfolio. At September 30, 2010, commercial and consumer loans totaled $973,000, or 1.85% of our total loan portfolio. We no longer originate loans secured by mobile homes. The remaining balance on our mobile home loan portfolio totaled $2,684,000, or 5.08% of our total loan portfolio. We do not offer “interest only” loans, where the borrower pays interest for an initial period after which the loan converts to a fully amortizing loan, nor do we offer “Option ARM” or negative amortization loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not make loans that are known as “sub-prime” or “Alt-A” loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family owner occupied	$24,060	45.51%	$22,162	43.99%
One-to four-family non-owner occupied	17,282	32.69	17,484	34.70
Home equity(1)	1,704	3.22	1,845	3.66
Mobile home	2,684	5.08	3,073	6.10
Secured by other properties	2,393	4.52	2,032	4.03
Construction and land development	3,770	7.13	2,747	5.45

Total real estate loans	51,893	98.15	49,343	97.93

Commercial and consumer loans:
Secured commercial	907	1.72	848	1.69
Commercial leases	40	0.08	133	0.26
Savings account	26	0.05	60	0.12

Total commercial and consumer loans	973	1.85	1,041	2.07

Total loans	52,866	100.00%	50,384	100.00%

Unamortized premiums and loan fees	439		548
Unearned income on loans	(427)		(378)
Allowance for loan losses	(334)		(220)

Total loans, net	$52,544		$50,334

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Loan Portfolio Maturities

The following table sets forth maturity information at September 30, 2010, regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans and loans having no stated repayment schedule are reported as being due in one year or less.

	One-to four Family Owner Occupied	One-to four Family Non-Owner Occupied	Home Equity(1)	Mobile Home	Secured by Other Properties	Construction and Land Development
	(In thousands)
Amounts due after September 30, 2010 in:
One year or less	$250	—	$—	$—	$968	$2,431
After one year through two years	36	393	—	—	—	675
After two years through three years	50	654	57	—	—	223
After three years through five years	187	257	19	17	—	—
After five years through ten years	2,169	8,690	84	126	888	—
After ten years through fifteen years	4,714	7,022	479	332	365	—
After fifteen years	16,654	266	1,065	2,209	172	441

Total	$24,060	$17,282	$1,704	$2,684	$2,393	$3,770

	Secured Commercial	Commercial Leases	Savings	Total
	(In thousands)
Amounts due after September 30, 2010 in:
One year or less	—	$20	$1	$3,670
After one year through two years	—	20	7	1,131
After two years through three years	428	—	—	1,412
After three years through five years	—	—	—	480
After five years through ten years	73	—	18	12,048
After ten years through fifteen years	406	—	—	13,318
After fifteen years	—	—	—	20,807

Total	$907	$40	$26	$52,866

(1) Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

The following table sets forth the dollar amount of all fixed- and adjustable-rate loans at September 30, 2010, that are contractually due after September 30, 2011.

	Due after September 30, 2011
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
One-to four-family owner occupied	$23,810	$—	$23,810
One-to four-family non-owner occupied	17,282	—	17,282
Home equity(1)	710	994	1,704
Mobile home	2,684	—	2,684
Secured by other properties	1,425	—	1,425
Construction and land development	747	592	1,339
Secured commercial	907	—	907
Commercial leases	20	—	20
Savings	25	—	25

	$47,610	$1,586	$49,196

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

One- to Four-Family Owner Occupied Loans. A significant portion of our primary lending activity consists of the origination of first mortgage loans secured by one- to four-family owner occupied residential properties located in our market area. Loans are generated through our existing customers and referrals, real estate brokers and other marketing efforts. We generally limit our real estate loan originations to the financing of properties located within our market area and have not made out-of-state loans. At September 30, 2010, $24,060,000, or 45.51% of the loan portfolio, consisted of one- to four-family owner occupied residential mortgage loans.

Our residential mortgage loans generally have terms of 15, 20 or 30 years. Currently, we offer only fixed-rate residential loans however, may consider implementing a program to originate adjustable-rate mortgages. All of the owner occupied loans we originate are retained in our portfolio for long-term investment. Generally, we have not sold these loans in the secondary mortgage market. However, our loans are underwritten to secondary mortgage market standards. Fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

Under our real estate lending policy, a title insurance policy must be obtained for each real estate loan. We also require fire and extended coverage casualty insurance, in order to protect the properties securing our real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. We require borrowers either to advance funds to an escrow account for the payment of real estate taxes and hazard insurance premiums or alternatively to provide it with other proof of the payment of taxes and an effective hazard insurance policy. We do not conduct environmental testing on residential mortgage loans unless specific concerns for hazards are identified by the appraiser used in connection with the origination of the loan.

Our residential mortgage loans customarily include due-on-sale clauses, which are provisions giving it the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.

We generally limit the maximum loan to value ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan, although we will occasionally originate loans with a loan to value ratio up to 90% of the appraised value or purchase price of the property. Any loan in excess of an 80% loan-to-value requires adequate private mortgage insurance.

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by board -approved independent appraisers, although we may rely on county tax records on smaller loans. Appraisals are subsequently reviewed by the loan underwriting committee.

In the recent economic climate, many areas of the United States have experienced an increase in foreclosures. Management believes that foreclosures in our market area have also increased, but not to the same extent as in more severely impacted areas of the United States. We have experienced no foreclosures on our owner occupied loan portfolio during recent periods. Management believes this is due mainly to our conservative lending strategies, including its non-participation in “interest only,” “Option ARM,” “sub-prime” or “Alt-A” loans.

One-to Four-Family Non-Owner Occupied Loans. A portion of our lending activity consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in our market area. These loans are generated through our existing customer base and referrals, real estate brokers, real estate investors and other marketing efforts. At September 30, 2010, $17,282,000, or 32.69% of the total loan portfolio, consisted of this type of mortgage loan.

Most loans originated in this program have payment periods of 25 years, subject to a balloon payment at 7 or 10 years. We require that the properties be occupied at the time the loan is made and require a minimum debt coverage ratio of 1.25 times. The maximum loan-to-value generally is 75%, and a majority of current loan originations are sold on a participation basis to other community banks. A majority of the properties are occupied by tenants receiving government vouchers that subsidize the rent payments. The subsidy represents a majority of the rent payment and is paid to the owner of the property who is responsible for the mortgage payment. While we plan to continue originating these loans, our planned growth is limited, since we expect to sell participations in a majority of these loans. We receive loan fees as well as a servicing fee on these loans.

A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We do not require environmental testing unless specific concerns for hazards are identified by the appraiser.

Home Equity Second Mortgage Loans. Our home equity loans and our home equity lines of credit are secured by second mortgages on owner occupied one-to four-family residences. The maximum loan-to-value of these loans generally is 85%. At September 30, 2010, home equity loans and home equity lines of credit secured by second mortgages totaled $1,704,000, or 3.22% of total loans. Home equity loans consist of fixed-rate loans with terms up to a maximum of 20 years. At September 30, 2010, home equity loans totaled $710,000. Home equity lines of credit are adjustable monthly and tied to the prime rate. At September 30, 2010, home equity lines of credit totaled $994,000.

A home equity loan and a home equity line of credit can be used for a variety of purposes. The underwriting standards for the second mortgage include a title review, the recordation of a junior lien, a determination of the applicant’s ability to satisfy existing debt obligations and payments on the proposed loan, and the value of the collateral securing the loan.

Loans secured by second mortgages have greater risk than owner-occupied residential loans secured by first mortgages. When customers default on their loans, we attempt to foreclose on the property. However, the value of the collateral may not be sufficient to compensate for the amount of the unpaid loan, and we may be unsuccessful in recovering the remaining balance from these customers. In addition, decreases in property values could adversely affect the value of properties used as collateral for the loans.

Mobile Home Loans As of September 30, 2010, mobile home loans totaled $2,684,000, or 5.08% of the total loan portfolio. We ceased originating mobile home loans in September 2007, and no future originations of these types of loans are planned. Our mobile home loans were purchased from a third-party originator and funded by us at settlement. We paid a premium/loan origination fee to the third party originator, of which one-half was wired upon settlement and the remainder was retained by us in a depository account as a reserve for any losses or prepayments. At September 30, 2010, we had prepaid loan origination fees related to this program of $422,000, and the balance in the reserve account available to it was $136,000.

For us to have financed a mobile home loan, the mobile home must have been based on a permanent foundation. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. The most frequent purchasers of mobile homes are retirees and younger, first-time buyers. These borrowers may be deemed to be relatively high credit risks due to various factors, including, among other things, the manner in which they have handled previous credit, the absence or limited extent of their prior credit history or limited financial resources. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, loss of employment and increases in other household costs. Consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates and greater servicing costs relative to loans to more creditworthy borrowers. In addition, the values of mobile homes decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses.

Commercial Real Estate Lending Secured by Other Properties. Although our loan policies permit the origination of loans secured by commercial real estate, including multi-family dwellings, during recent years our loan portfolio has not included a significant amount of these loans. The current portfolio of these loans at September 30, 2010, totaled $2,393,000, or 4.52% of total loans. The current loan-to-value of these loans generally does not exceed 80%. We intend to implement a program emphasizing the origination of commercial real estate loans and expect that such loans will represent a more significant portion of our loan portfolio in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Loans secured by commercial real estate generally have larger loan balances and more credit risk than one- to four-family mortgage loans. The increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans. If the cash flows from the property are reduced, the borrower’s ability to repay the loan may be impaired. However, commercial real estate loans generally have higher interest rates than loans secured by one- to four-family real estate.

Construction and Land Development Loans. On a limited basis, we originate residential construction loans to individuals for the construction and permanent financing of their personal residences. Construction loans to individuals are made on the same general terms as our one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

At September 30, 2010, the balance of these loans was $3,770,000, or 7.13% of our total loans. When market conditions improve, we anticipate an expansion of our construction and land development loan activity. We limit speculative construction activity, as well as the speculative purchase of building lots. The maximum loan-to-value of these originations generally is 75%, and all these loans include personal guarantees. Funds are advanced as construction progresses, subject to inspection of work performed.

Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose us to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, many of these borrowers have more than one outstanding loan, so an adverse development with respect to one loan or credit relationship can expose us to significantly greater risk of non-payment and loss.

Commercial Business and Consumer Loans. Commercial business loans are made to borrowers that demonstrate the ability to repay the debt through corporate cash flows. A majority of our commercial business loans are secured by assignments of corporate assets and include personal guarantees of the business owners. At September 30, 2010, commercial business loans totaled $947,000, or 1.80% of total loans.

Underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We typically require a principal of the company obtaining a commercial business loan to personally sign the note as a co-borrower or guarantor.

Currently, the only consumer loans we offer consist of deposit account loans. At September 30, 2010, these loans totaled $26,000, or 0.05% of total loans. Generally, these loans are made at an interest rate that is 2.00% above the account rate for up to 80% of the account balance and for a term through the next maturity date.

Loan Originations, Purchases and Sales. Loan originations are obtained through a variety of sources, including referrals from existing customers and real estate brokers. We hold the majority of our loan originations other than one-to four-family non-owner occupied loans for long term investment. Currently, the majority of one-to four-family non-owner occupied originations are sold on a participation basis to other community banks. However, there can be no assurance that these community banks will continue to participate in the originations of our non-owner occupied loans. During fiscal year ending September 30, 2009, we purchased six owner-occupied loans from a local community bank. We may determine to purchase additional loans in the future.

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended September 30,
	2010	2009
	(In thousands)
Total loans at beginning of period	$50,384	$44,839

Loans originated:
Real estate:
One- to four-family owner occupied	4,233	1,932
One- to four-family non-owner occupied	4,338	13,994
Home equity(1)	340	318
Secured by other properties	195	550
Construction and land development	2,598	1,560
Commercial and consumer loans:
Secured commercial	1,490	995
Savings	67	105

Total loans originated	13,261	19,454

Loans purchased	—	1,110

Deduct:
Participation of originated loans	4,984	7,023
Principal repayments	5,795	7,996

Total deductions	10,779	15,019
Net loan activity	2,482	5,545

Total loans at end of period	$52,866	$50,384

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Loan Approval Procedures and Authority. Our lending activities are subject to written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

Our policies and loan approval limits are established by the board of directors. Upon receipt of a loan application from a prospective borrower, a credit report, tax returns and verifications are ordered or requested to confirm specific information relating to the loan applicant’s employment, income and credit standing. We require appraisals by independent, licensed, third-party appraisers of all real property secured loans, except where it relies on county tax records on smaller loans. All appraisers are approved by the board of directors annually. All loans are processed at our main office. The loan underwriting committee, comprised of Messrs. Solomon (Chairman), Yanke and Lally, approves all loans originated in amounts between $200,000 and $750,000. All loans in excess of $750,000 require board approval. Mr. Solomon’s lending authority is up to $200,000.

Loans to One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2010, our largest lending relationship with a single or related group of borrowers totaled $1,300,000, which represented 14.55% of the Bank’s unimpaired capital and surplus. Therefore, we were in compliance with the loans-to-one borrower limitations.

Asset Quality

General. When a loan is 15 days past due, we send the borrower a late notice. We also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Bank each month.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

We account for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. As of September 30, 2010 Fairmount Bank had one impaired loan of $770,000 with a related allowance for loan losses of $36,000.

Loans may be periodically modified to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, the Bank does not forgive principal or interest on loan or modify the interest rate on loans that are below market rates. At September 30, 2010, the Bank had one loan secured by other properties in the amount of $770,000 that was restructured. The Bank had no such modified loans at September 30, 2009.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2010	2009
	(Dollars in thousands)
Non-accrual loans:
One- to four-family owner occupied	$—	$—
One-to four-family non-owner occupied	114	362
Home equity(1)	—	—
Mobile home	—	52
Secured by other properties	—	—
Construction and land development	388	—
Secured commercial	—	—
Commercial leases	—	—
Savings	—	—

Total non-accrual loans	502	414
Loans delinquent 90 days or more and still accruing interest	—	—
Foreclosed assets	35	95

Total non-performing assets	537	509
Troubled debt restructurings	770	—

Total non-performing assets and troubled debt restructurings	$1,307	$509

Ratios:
Non-performing loans to total loans	0.95%	0.82%

Non-performing assets to total assets	0.76%	0.79%

Non-performing assets and troubled debt restructurings to total assets	1.84%	0.79%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

For the year ended September 30, 2010, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $11,000. Interest income of $23,000 was recognized on these loans for the year ended September 30, 2010.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. On the basis of our review of our assets as of September 30, 2010, we had $471,000 of assets designated as special mention.

When assets are classified as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as impaired, we provide a specific reserve for that portion of the asset that is deemed uncollectible. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2010, we had $2,034,000 of assets classified as substandard, of which two assets were considered impaired based on a fair market value appraisal for which a specific reserve in the amount of $36,000 was established.

On the basis of management’s review of its assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2010	2009
	(In thousands)
Substandard	$2,034	$601
Doubtful	—	—
Loss	—	—
Special mention	471	—

Total classified and special mention assets	$2,505	$601

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
(In thousands)
At September 30, 2010
Real estate:
One-to four-family owner occupied	—	$—	—	$—	—	$—
One-to four-family non-owner occupied	1	81	1	114	2	195
Home equity(1)	—	—	—	—	—	—
Mobile home	—	—	—	—	—	—
Secured by other properties	—	—	—	—	—	—
Construction and land development	—	—	1	388	1	388
Commercial and consumer loans:
Secured commercial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	1	$81	2	$502	3	$583

At September 30, 2009
Real estate:
One- to four-family owner occupied	—	$—	—	$—	—	$—
One-to four-family non-owner occupied	—	—	4	362	4	362
Home equity(1)	—	—	—	—	—	—
Mobile home	—	—	1	52	1	52
Secured by other properties	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and consumer loans:
Secured commercial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	—	$—	5	$414	5	$414

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2010, we had $35,000 in foreclosed real estate.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses. The Office of Thrift Supervision may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

We will continue to monitor and modify our allowances for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. At September 30, 2010, an allowance/specific reserve in the amount of $36,000 was established for a loan previously purchased on a participation basis from a local bank.

During fiscal year 2010, the Bank repossessed a mobile home which was subsequently sold during September 2010. The total principal loss that was charged against the mobile home loan reserve account, after the sale of the mobile home, was $44,000. The loss was not charged against the Bank’s allowance for loan losses since the reserve account for the mobile home loans was sufficient enough to absorb the loss. Since the loan was not charged against the allowance for loan losses, the loss associated with the mobile home loan is not included in the following table relating to the allowance for loan losses. The mobile home loan portfolio is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. We will continue to monitor the reserve account and modify, if necessary, our allowances for loan losses to include mobile home loans if conditions dictate. Currently, management believes that the balance in the reserve account is sufficient to cover the inherent losses in the mobile home loan portfolio.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$220	$103
Charge-offs:
Real estate:
One- to four-family owner occupied	—	—
One-to four-family non-owner occupied	—	40
Home equity(1)	—	—
Mobile home	—	—
Secured by other properties	—	—
Construction and land development	81	—

Total real estate loans	81	40

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	7	27
Savings	—	—
Other	—	—
Total consumer and other loans	7	27

Total charge-offs	88	67

Recoveries:
Real estate:
One-to four-family owner occupied	—	—
One-to-four-family non-owner occupied	—	—
Home equity(1)	—	—
Mobile home	—	—
Secured by other properties	—	—
Construction and land development	—	—
Total real estate loans	—	—

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	2	2
Savings	—	—
Other	—	—
Total consumer and other loans	2	2

Total recoveries	2	2

Net (charge-offs) recoveries	(86)	(65)
Provision for loan losses	200	182

Balance at end of year	$334	$220

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.14%
Allowance for loan losses to non-performing loans at end of period	66.64%	53.11%
Allowance for loan losses to total loans at end of period	0.63%	0.44%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One-to four-family owner occupied	$36	$24,060	45.51%	$33	$22,162	43.99%
One-to four-family non-owner occupied	75	17,282	32.69	86	17,484	34.70
Home equity(1)	3	1,704	3.22	4	1,845	3.66
Mobile home	—	2,684	5.08	—	3,073	6.10
Secured by other properties	57	2,393	4.52	10	2,032	4.03
Construction and land development	123	3,770	7.13	63	2,747	5.45

Total real estate loans	294	51,893	98.15	196	49,343	97.93

Commercial and consumer loans:
Secured commercial	5	907	1.72	2	848	1.69
Commercial leases	—	40	0.08	4	133	0.26
Savings	—	26	0.05	—	60	0.12

Total commercial and consumer Loans	5	973	1.85	6	1,041	2.07

Unallocated	35			18

Total loans	$334	$52,866	100.00%	$220	$50,384	100.00%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Investment Activities

General. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities, deposits at the Federal Home Loan Bank of Atlanta, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in Federal Home Loan Bank stock.

Our investment objectives are to maintain high asset quality, to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to generate a favorable return. The board of directors has the overall responsibility for the investment portfolio, including approval of our investment policy. The board of directors is also responsible for implementation of the investment policy and monitoring investment performance. The board of directors reviews the status of the investment portfolio on a quarterly basis, or more frequently if warranted.

The current investment policy authorizes us to invest in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises. The policy also permits investments in mortgage-backed securities, including pass-through securities, issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. The investment policy also permits investments in federal funds and deposits in other insured institutions. In addition, management is authorized to invest in investment grade state and municipal obligations, commercial paper and corporate debt obligations within regulatory parameters. We do not engage in any hedging activities or trading activities, nor do we purchase any high-risk mortgage derivative products, corporate junk bonds, zero coupon bonds, certain types of structured notes or any other derivative products.

Generally accepted accounting principles require that, at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale are reported at fair value, while securities held to maturity are reported at amortized cost. We do not maintain a trading portfolio. Establishing a trading portfolio would require specific authorization by the board of directors.

Securities

At September 30, 2010, the held to maturity portfolio, which is carried at amortized cost, totaled $3,778,000, or 5.32% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $5,510,000, or 7.77% of total assets. We also held $1,694,000 in federal funds sold in other institutions, $126,000 in interest-bearing deposits at other banks, $2,748,000 in certificates of deposit in other institutions, and $579,000 in Federal Home Loan Bank Stock of Atlanta at September 30, 2010.

United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in the securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At September 30, 2010, federal agency securities consisted of $3,006,000 in callable Federal Home Loan Bank and Freddie Mac securities.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. We have not purchased privately-issued mortgage-backed securities. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Ginnie Mae, Freddie Mac or Fannie Mae.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. In September 2008, the Federal Housing Finance Agency placed Freddie Mac and Fannie Mae into conservatorship. The U.S. Treasury has implemented a set of financing agreements to ensure that Freddie Mac and Fannie Mae meet their obligations to holders of bonds that they have issued or guaranteed.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At September 30, 2010, mortgage-backed securities consisted of $4,940,000 in fixed rate securities and $570,000 in variable rate securities.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	$3,006	$3,006	$993	$998
State and municipal	772	818	773	799

Total securities held to maturity	3,778	3,824	1,766	1,797

Securities available for sale:
U.S. Government and federal agency obligations	—	—	—	—
State and municipal	—	—	—	—
Mortgage-backed	5,286	5,510	3,215	3,328

Total securities available for sale	5,286	5,510	3,215	3,328

Total investment securities	$9,064	$9,334	$4,981	$5,125

Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2010, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made to the yields in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
					(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	—	—	—	—	$2,000	3.17%	$1,006	1.69%	$3,006	$3,006	2.68%
State and municipal	—	—	—	—	305	5.25%	467	5.25%	772	818	4.47%

Total securities held to maturity	—	—	—	—	2,305	3.45%	1,473	2.41%	3,778	3,824	3.04%
Securities available for sale:
Mortgage-backed	—	—	—	—	241	4.38%	5,045	4.25%	5,286	5,510	4.26%

Total investment securities	—	—	—	—	$2,546	3.54%	$6,519	3.83%	$9,064	$9,334	3.75%

Deposits and Borrowings

Deposits traditionally have been the primary source of funds for our lending and investment activities. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competition. Borrowings may also be used on a short- term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

Deposits. We generate deposits primarily from within our market area. We rely on our competitive pricing and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of savings accounts, certificates of deposit and NOW accounts.

Total deposits increased to $49,917,000 at September 30, 2010, compared to $45,838,000 at September 30, 2009. Deposits are generated primarily from within our market area.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and deposit growth goals.

At September 30, 2010, we had a total of $35,707,000 in certificates of deposit, of which $22,071,000, or 61.81% had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes we will retain a large portion of these accounts upon maturity.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At September 30,
	2010		2009
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit:
Less than 1.00%	$54	0.11%	$—	—%
1.00%—1.99%	18,799	37.62	4,493	9.80
2.00%—2.99%	11,552	23.12	12,040	26.27
3.00%—3.99%	1,626	3.25	6,832	14.91
4.00%—4.99%	3,422	6.85	9,232	20.14
5.00%—5.99%	254	0.51	253	0.55

Total certificate accounts	35,707	71.46	32,850	71.67

Non-interest bearing deposits(1)	720	1.44	447	0.98
Interest bearing demand deposits	4,277	8.56	3,376	7.36
Savings	9,267	18.54	9,165	19.99

Total transaction accounts	14,264	28.54	12,988	28.33

Total deposits	$49,971	100.00%	$45,838	100.00%

(1)	Includes nondemand escrows.

The following table shows the average balance by each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At September 30,
	2010			2009
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)
Interest bearing demand deposits	$4,085	$41	1.01%	$2,790	$40	1.45%
Savings	9,473	101	1.07	9,211	108	1.17
Certificates of deposit	34,441	908	2.64	29,946	1,069	3.57

Total deposits	$47,999	$1,050	2.19%	$41,947	$1,217	2.90%

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2010.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
less than 1.00%	$54	—	—	—	$54	0.15%
1.00%—1.99%	12,719	5,747	333	—	18,799	52.65
2.00%—2.99%	6,224	4,115	964	248	11,551	32.35
3.00%—3.99%	826	678	8	115	1,627	4.56
4.00%—4.99%	2,246	733	443	—	3,422	9.58
5.00%—5.99%	2	100	152	—	254	0.71

Total	$22,071	$11,373	$1,900	$363	$35,707	100.00%

As of September 30, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $13,528,000. The following table sets forth the maturity of these certificates as of September 30, 2010.

	At September 30, 2010
	(Dollars in thousands)
	Amount	Weighted Average Rate
Three months or less	$1,959	2.50%
Over three months through six months	1,433	2.09
Over six months through one year	4,374	2.26
Over one year	5,762	2.41

Total	$13,528	2.32%

The following table sets forth deposit activities for the periods indicated.

	Years Ended September 30,
	2010	2009
	(In thousands)
Beginning balance	$45,838	$38,891

Net deposits (withdrawals) before interest credited	3,082	5,730
Interest credited	1,051	1,217

Net increase in deposits	4,133	6,947

Ending balance	$49,971	$45,838

Borrowings. We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of the common stock we own in that bank and certain of our residential mortgage loans, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Federal Home Loan Bank advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending.

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	At or For the Year Ended September 30,
	2010	2009
	(Dollars in thousands)
Average balance outstanding	$10,827	$10,751
Maximum outstanding at any month-end during the period	11,000	11,000
Balance outstanding at the end of the period	10,000	11,000
Average interest rate during the period	2.59%	2.66%
Weighted average interest rate at end of period	2.71%	2.50%

At September 30, 2010, we were permitted to borrow up to an aggregate total of $21,200,000 from the Federal Home Loan Bank of Atlanta. We had $10,000,000 of Federal Home Loan Bank advances outstanding at September 30, 2010. Additionally, we have credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2010 and 2009 under this facility.

Subsidiaries

At September 30, 2010, Fairmount Bancorp, Inc., had one subsidiary, Fairmount Bank.

Personnel

As of September 30, 2010, we had eleven full-time employees and one part-time employee. The employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Fairmount Bancorp, Inc., a Maryland corporation, is the parent holding company for Fairmount Bank. Fairmount Bank made an election to be considered a “savings association” for purposes of holding company regulations. Fairmount Bancorp registered as a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Office of Thrift Supervision (the “OTS”). Fairmount Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Fairmount Bank is examined and supervised by the Office of Thrift Supervision and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Fairmount Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System (the “Federal Reserve Board”). The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OTS will examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the OTS’s functions relating to federal savings associations, including rulemaking authority, are to be transferred to the Comptroller of the Currency within one year of the July 21, 2010 date of enactment of the new legislation, unless extended by up to six months by the Secretary of the Treasury. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine the federal savings associations and savings banks.

Fairmount Bancorp, Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and other wise must comply with the rules and regulations of the OTS. Fairmount Bancorp, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws. Moreover, under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as, rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

New Federal Legislation

The recently enacted Dodd-Frank Act will significantly change the current bank regulatory structure and affect the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate the Company’s current primary federal regulator, the OTS, and will require Fairmount Bank to be regulated by the Office of the Comptroller of the Currency (the “OCC”) (the primary federal regulator for national banks.) The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Fairmount Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies. These capital requirements are substantially similar to the capital requirements currently applicable to Fairmount Bank, as described in “Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Fairmount Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

Capital Requirements. Office of Thrift Supervision regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4.0% leverage ratio (3.0% for savings associations receiving the highest rating on the CAMELS rating system) and an 8.0% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the Office of Thrift Supervision takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At September 30, 2010, the Bank’s capital exceeded all applicable requirements. See Note 12 to the notes to our consolidated financial statements included elsewhere herein.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. We maintain sufficient liquidity to ensure safe and sound operation in accordance with Office of Thrift Supervision regulations.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. See “ – Lending Activities – Loans to One Borrower.”

Qualified Thrift Lender Test. As a federal savings association, we must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

We also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At September 30, 2010, we maintained approximately 92.63% of our portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of Thrift Supervision is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Fairmount Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance – insured institutions to publicly disclose their ratings.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and it’s implementing Regulation W promulgated by the Board of Governors of the Federal Reserve System. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairmount Bank. Fairmount Bancorp, Inc. is an affiliate of Fairmount Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 10% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, Office of Thrift Supervision regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of Thrift Supervision requires savings associations to maintain detailed records of all transactions with affiliates.

Fairmount Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Fairmount Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Fairmount Bank’s board of directors.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the Office of Thrift Supervision may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the Office of Thrift Supervision, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the Office of Thrift Supervision notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of Thrift Supervision has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2010, we met the criteria for being considered “well-capitalized.”

Assessments. Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations. The general assessments, paid on a semi-annual basis, are based on the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and complexity of its asset portfolio. The Bank paid $31,000 in assessments to the Office of Thrift Supervision for the fiscal year ended September 30, 2010.

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009. In addition, the FDIC has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from 7 to 77.5 basis points.

On November 12, 2009, the FDIC approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Company prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Company does not believe it is taking or is subject to any action, condition or violation that could lead to termination of the Company’s deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Fairmount Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2009, we were in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Our operations also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act and the related regulations of the Office of Thrift Supervision, which require savings associations operating in the United States, among other things, to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. After completion of the conversion, Fairmount Bancorp, Inc. became a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Fairmount Bancorp, Inc. is registered with the Office of Thrift Supervision and subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Fairmount Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board no later than one year from the effective date of the legislation, subject to extension of up to six months if requested by the Secretary of the Treasury.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Permissible Activities. Under present law, the business activities of Fairmount Bancorp, Inc. will be generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Office of Thrift Supervision, and certain additional activities authorized by Office of Thrift Supervision regulations.

Federal law prohibits a savings and loan holding company, including Fairmount Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

Fairmount Bancorp, Inc.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Fairmount Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Fairmount Bancorp, Inc.’s common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of Fairmount Bancorp, Inc. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Fairmount Bancorp, Inc. meets specified current public information requirements, each affiliate of Fairmount Bancorp, Inc. is able to sell in the public market, without registration, a limited of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2010 under the requirements of the Sarbanes-Oxley Act. We have prepared and will prepare policies, procedures and systems designed to ensure compliance with these regulations.

TAXATION

Federal Taxation

General. Fairmount Bancorp, Inc. and Fairmount Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. For federal income tax purposes, Fairmount Bancorp files a consolidated federal income tax return with its wholly owned subsidiary, Fairmount Bank, on a fiscal year basis. The applicable federal income tax expense or benefit is properly allocated to each subsidiary based upon taxable income or loss calculated on a separate company basis. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Fairmount Bancorp, Inc. and Fairmount Bank.

Method of Accounting. For federal income tax purposes, income and expenses are reported on the accrual method of accounting and Fairmount Bancorp will file its federal income tax return using a September 30 fiscal year end.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2010, we had no minimum tax credit carry forward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2010, we had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends. We may exclude from our income 100% of dividends received from Fairmount Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Our federal income tax returns have not been audited during the last five-year period.

Maryland Taxation

Fairmount Bancorp, Inc. is subject to Maryland’s Corporation Business Tax at the rate of 8.25% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes. Fairmount Bank is required to file Maryland income tax returns. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations).

Item 1A. Risk Factors

Not applicable to a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our operations from our recently completed sole office located at 8216 Philadelphia Road, Baltimore, Maryland 21237. The net book value of the premises, land and equipment at 8216 Philadelphia Road was $2,699,000 at September 30, 2010.

We also own a contiguous property that may be used for expansion and/or developed and sold. At September 30, 2010, the book value of this property was $161,000. In addition, our previous headquarters was held by us at September 30, 2010, in the amount of $80,000. Management believes that the current market value of this property is approximately $350,000. The property was recently listed for sale, since it is no longer used for our operations.

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by us.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fairmount Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “FMTB”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock conversion and the initial public offering of the Company’s common stock and commenced trading on June 3, 2010. As of September 30, 2010, there were 440,038 shares of common stock outstanding. As of December 23, 2010, the Company had approximately 103 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

Presented below is the high and low bid information for Fairmount Bancorp, Inc.’s common stock for the quarters ended June 30, 2010 through September 30, 2010. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The Company has not declared or paid cash dividends.

Quarter ended:	High Bid	Low Bid
September 30, 2010	$12.00	$12.00
June 30, 2010	11.00	11.00
March 31, 2010	N/A	N/A
December 31, 2009	N/A	N/A

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. However, no decision has been made with respect to the payment of cash dividends. In determining whether and in what amount to pay a cash dividend, the Board is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Dividend payments by Fairmount Bancorp, Inc. are dependent primarily on dividends it receives from Fairmount Bank, because the Company will have no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company, and interest payments with respect to the Company’s loan to the ESOP. Federal law imposes limitations on dividends by Federal stock savings banks. See “Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”

At September 30, 2010, there were no compensation plans under which equity securities of Fairmount Bancorp, Inc. were authorized for issuance other than the ESOP.

Item 6. Selected Financial Data

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 45 of this annual report.

	At September 30,
	2010	2009
	(In thousands)
Selected Financial Conditional Data:

Total assets	$70,952	$64,041
Cash and cash equivalents	281	328
Federal funds sold and interest-bearing deposits in other banks	1,820	4,305
Certificates of deposit	2,748	—
Investment securities	9,288	5,094
Federal Home Loan Bank stock	579	601
Loans receivable, net	52,544	50,334
Deposits	49,971	45,838
Borrowed funds	10,000	11,000
Equity	10,831	6,790

	For the Years Ended
	September 30,
	2010	2009
	(In thousands)
Selected Operating Data:

Interest and dividend income	$3,693	$3,437
Interest expense(1)	1,331	1,502

Net interest income(1)	2,362	1,935
Provision for loan losses	200	182

Net interest income after provision for loan losses(1)	2,162	1,753
Capitalized interest	—	45
Non-interest income	132	157
Non-interest expense	1,585	1,241

Income before income taxes	709	714
Provision for income taxes	196	269

Net income	$513	$445

(1)	Excludes capitalized interest.

	At or for the Years Ended September 30,
	2010	2009
Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average total assets)	0.75%	0.74%

Return on equity (ratio of net income to average equity)	6.34%	6.77%
Interest rate spread(1)	3.52%	3.09%
Net interest margin(2)	3.70%	3.34%
Efficiency ratio(3)	63.55%	59.30%
Non-interest expense to average total assets	2.33%	2.06%

Average interest-earning assets to average interest-bearing liabilities	108.57%	109.83%
Loans to deposits	105.15%	109.81%

Asset Quality Ratios:
Non-performing assets to total assets(4)	0.76%	0.79%
Non-performing loans to total loans	0.95%	0.82%
Non-performing assets and trouble debt restructurings to total assets	1.84%	0.79%
Allowance for loan losses to non-performing loans	66.64%	53.11%
Allowance for loan losses to total loans	0.63%	0.44%
Net chargeoffs as a percentage of average loans outstanding	0.17%	0.14%

Capital Ratios:
Average equity to average assets	11.74%	10.87%
Equity to total assets at end of period	15.27%	10.60%
Total capital to risk-weighted assets	24.14%	19.27%
Tier 1 capital to risk-weighted assets	23.35%	18.80%
Tier 1 capital to average assets	12.56%	10.52%

Per Share Data(5):
Net income, basic	$1.25	—
Book value	$26.51	—
Market price	$12.00	—
Average shares outstanding	408,569	—

Other Data:
Number of full service offices	1	1
Number of employees	12	12

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Non-performing assets consist of non-performing loans and real estate owned.
(5)	The mutual to stock conversion was not completed until June 2, 2010, therefore the per share data is not presented for the year ended September 30, 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income we earn on our loan and investment portfolios and the interest expense we pay on our deposits and borrowings. Results of operations are also affected by provisions for loan losses and noninterest income. Our noninterest expense consists primarily of compensation and employee benefits, office occupancy and general administrative and data processing expenses.

Our results of operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect its financial condition and results of operations.

Historically, our business has consisted primarily of originating one-to four-family real estate loans secured by property in our market area and investing in mortgage-backed and investment securities. Typically, one-to four-family loans involve a lower degree of risk and carry a lower yield than commercial real estate, construction and consumer loans. Our loans are primarily funded by certificates of deposit and, to a lesser extent, savings accounts and Federal Home Loan Bank of Atlanta advances. Certificates of deposit typically have a higher interest rate than savings accounts. The combination of these factors, along with our capital level, has resulted in low interest rate spreads and returns on equity.

Critical Accounting Policies

In reviewing and understanding our financial information, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the Notes to the Consolidated Financial Statements. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. Management believes that evaluation of the allowance for loan losses is the most critical accounting policy to aid in fully understanding and evaluating our reported financial results. This policy requires numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolios as well as consideration of general loss experience. All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Business Strategy

Highlights of our business strategy are as follows:

•

Growing and Diversifying our Loan Portfolio. We will pursue loan portfolio diversification with an emphasis on credit risk management to increase our origination of loans that provide higher returns. We anticipate increased origination of commercial real estate loans. These loans provide higher returns than loans secured by one- to four-family residential real estate. These loans are generally originated with rates that are fixed for seven years or less or adjust periodically, which assists us in managing our interest rate risk. We intend to hire a senior lender with experience in commercial real estate lending. We also intend to increase our origination of construction loans, and, to a lesser extent, commercial and consumer loans.

•

Continuing to Emphasize Residential Real Estate Lending. Historically, we have emphasized one- to four-family, fixed-rate residential lending within our market area. As of September 30, 2010, $41,342,000, or 78.20%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. During the year ended September 30, 2010, we originated $4,233,000 of one- to four-family residential mortgage loans and $4,338,000 of one-to four-family non-owner occupied loans. In addition, to a lesser extent, we originate construction/permanent loans and second mortgage loans.

•

Continuing to Maintain Strong Asset Quality Through Conservative Underwriting Standards. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to maintain favorable asset quality reflected primarily by a low level of nonperforming assets, low charge-offs and adequacy of loan loss reserves. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At September 30, 2010, $1,307,000, or 1.84% of our total assets, was nonperforming, including one troubled debt restructuring of $770,000. Although we intend to diversify our lending activities into commercial real estate loans, construction loans and consumer loans, we intend to maintain our conservative approach to underwriting loans. We do not offer, and do not intend to offer, “interest only,” “Option ARM,” “sub-prime” or Alt-A” loans, nor does it hold any securities backed by these mortgages. Total net charge-offs for the year ended September 30, 2010, were $86,000, or 0.17% of average loans outstanding.

•

Building Lower Cost Deposits. We currently offer NOW accounts, savings accounts and certificates of deposit. At September 30, 2010, certificates of deposit represented 71.46% of our total deposits. We intend to introduce new commercial checking accounts and focus on growing transaction deposit accounts. Checking accounts, NOW accounts and savings accounts are generally lower-cost sources of funds than certificate of deposits and are less sensitive to withdrawal when interest rates fluctuate. As we grow our commercial loan portfolio, we expect to attract core deposits from our new commercial loan customers. We also expect additional core deposits from our new automated teller machine, or ATM, its new drive-through facility and internet banking, which is expected to be available to its customers in mid 2011.

•

Maintaining a Strong Capital Position Through Disciplined Growth and Earnings. Our policy has always been to protect the safety and soundness of the institution through conservative risk management, sound operations and a strong capital position. We have consistently maintained capital in excess of regulatory requirements. Our equity to total assets ratio was 15.27% at September 30, 2010.

•

Offering New and Better Products and Services. We intend to utilize technology to increase productivity and provide new and better products and services. We expect to begin offering debit cards in mid 2011. We anticipate implementing an internet banking services platform by mid 2011. We expect that these new products and services will help to maintain and increase our deposit base, will attract business and retail customers and will increase productivity. We will analyze the profitability of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•

Expanding Our Branch Network. We intend to evaluate and pursue opportunities to expand our franchise in our market area through the enhanced presence in the community provided by our new office facility and by opening additional banking offices and, possibly, through acquisitions of other financial institutions and banking related businesses. We have no current plans, understandings or agreements with respect to any new branch openings or acquisitions.

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Total assets increased by $6,911,000, or 10.79%, to $70,952,000 at September 30, 2010, from $64,041,000 at September 30, 2009. The increase was the result of a $4,194,000 increase in investment securities and an increase of $2,210,000 in net loans.

Cash and cash equivalents increased by $216,000, or 4.66%, to $4,849,000 at September 30, 2010, from $4,633,000 at September 30, 2009. This increase was the result of normal cash flows.

Investment securities increased $4,194,000, or 82.33%, to $9,288,000 at September 30, 2010, from $5,094,000 at September 30, 2009. The increase was the result of $6,029,000 in purchases offset by $1,934,000 in maturities, payments and calls.

Total net loans increased from $50,334,000 at September 30, 2009, to $52,544,000 at September 30, 2010. This represented an increase of $2,210,000, or 4.39%. The increase in the loan portfolio was primarily attributable to an increase of $1,898,000, or 8.56%, in the one-to four-family owner occupied real estate loans and an increase in of $1,023,000, or 37.24% in construction and land development loans. For related party loan information see Note 3 of the accompanying Notes to the Consolidated Financial Statements.

Total prepaid expenses increased from $91,000 at September 30, 2009, to $254,000 at September 30, 2010, which was an increase of $163,000, or 179.12%. The increase was primarily the result of the prepayment in December 2009 of the FDIC insurance premiums. FDIC insurance premiums, in the amount of $162,000 at September 30, 2010, are prepaid through the fourth quarter of 2012 and are being expensed by the Bank on a monthly basis.

Income taxes receivable totaled $119,000 at September 30, 2010 and was the result of the overpayment of quarterly estimates and a reduction in our overall tax liability when we converted from the cash basis to the accrual basis of accounting for tax purposes during the fiscal year ending September 30, 2010.

Total liabilities at September 30, 2010 were $60,121,000, an increase of $2,870,000, or 5.01%, from $57,251,000 at September 30, 2009. The increase was due primarily to an increase in deposits of $4,133,000, or 9.02%, offset by a decrease in Federal Home Loan Bank advances of $1,000,000, or 9.09%, from September 30, 2009 to September 30, 2010.

Deposits increased from $45,838,000 at September 30, 2009, to $49,971,000 at September 30, 2010. This represented an increase of $4,133,000, or 9.02%. Noninterest-bearing demand deposits increased by $272,000, or 60.71%, from $448,000 at September 30, 2009, to $720,000 at September 30, 2010. Interest-bearing demand deposits increased from $3,376,000 at September 30, 2009, to $4,277,000 at September 30, 2010. This was an increase of $901,000, or 26.69%. Savings deposits experienced a slight increase of $103,000, or 1.12%, from $9,164,000 at September 30, 2009, to $9,267,000 at September 30, 2010. Certificates of deposit increased from $32,850,000 at September 30, 2009, to $35,707,000 at September 30, 2010. This represented an increase of $2,857,000, or 8.70%. For related party deposit information see Note 6 of the accompanying Notes to the Consolidated Financial Statements.

Borrowed funds, which were exclusively Federal Home Loan Bank advances, decreased $1,000,000, or 9.09%, to $10,000,000 at September 30, 2010, from $11,000,000 at September 30, 2009. At September 30, 2010, the weighted average rate of the advances was 2.71%. The balance of borrowed funds fluctuates depending on, among other things, our ability to attract deposits, the relative pricing of advances compared to deposits, and its liquidity needs.

Total equity was $10,831,000, or 15.27% of total assets at September 30, 2010, compared to $6,790,000, or 10.60% of total assets, at September 30, 2009. The primary reason for the $4,041,000, or 59.51%, increase in equity was the stock conversion which was completed on June 2, 2010, and resulted in net offering proceeds of approximately $3,742,000. Other changes include net income of $513,000 for the year ended September 30, 2010, unearned ESOP shares of ($290,000) and a $70,000 increase in accumulated other comprehensive income due primarily to the effects of interest rate fluctuations on the Company’s available-for-sale portfolio.

Comparison of Operating Results for the Years Ended September 30, 2010 and 2009

Overview. Net income increased by $68,000, or 15.28%, to $513,000 for the year ended September 30, 2010, from $445,000 for the year ended September 30, 2009. Net interest income, excluding capitalized interest, increased $427,000, or 22.07%, to $2,362,000 for the year ended September 30, 2010, from $1,935,000 for the year ended September 30, 2009. Provision for loan and lease losses increased by $18,000, or 9.89%, to $200,000 for the year ended September 30, 2010, from $182,000 for the year ended September 30, 2009. Non-interest income decreased by $25,000, or 15.92%, from $157,000 for the year ended September 30, 2009. to $132,000 for the year ended September 30, 2010. Non-interest expenses increased by $344,000, or 27.72%, from $1,241,000 for the year ended September 30, 2009, to $1,585,000 for the year ended September 30, 2010. Income taxes decreased $73,000, or 27.14%, from $269,000 for the year ended September 30, 2009 to $196,000 for the year ended September 30, 2010.

Net Interest Income. Net interest income, excluding capitalized interest, increased by $427,000, or 22.07%, to $2,362,000 for the year ended September 30, 2010, from $1,935,000 for the year ended September 30, 2009. The increase primarily resulted from the combined effects of an increase of $256,000, or 7.45%, in interest and dividend income to $3,693,000 in the year ended September 30, 2010, from $3,437,000 in the year ended September 30, 2009, and a decrease of $171,000 in interest expense to $1,331,000 for the year ended September 30, 2010, from $1,502,000 for the year ended September 30, 2009. The increase in interest and dividend income was mainly the result of a $5,991,000 increase in the average balance of interest earning assets from September 30, 2009, to September 30, 2010. Interest expense decreased due to a combination of a decrease in the average rates paid on deposits and borrowings to 2.26% at September 30, 2010, from 2.85% at September 30, 2009, offset by an increase in interest-bearing liabilities of $6,129,000 from September 30, 2009 to September 30, 2010.

For the year ended September 30, 2010, the average yield on interest-earning assets was 5.78%, compared to 5.94% for the year ended September 30, 2009. The average cost of interest-bearing liabilities was 2.26% for the year ended September 30, 2010, compared to 2.85% for the year ended September 30, 2009. The average balance of interest-earnings assets increased by $5,991,000 to $63,872,000 for the year ended September 30, 2010, compared to $57,880,000 for the year ended September 30, 2009. The average balance of interest-bearing liabilities increased by $6,129,000 to $58,827,000 for the year ended September 30, 2010, from $52,698,000 for the year ended September 30, 2009.

Due to lower funding costs, the average interest rate spread was 3.52% for the year ended September 30, 2010, compared to 3.09% for the year ended September 30, 2009. The average net interest margin was 3.70% for the year ended September 30, 2010, compared to 3.34% for the year ended September 30, 2009.

Provision for Loan and Lease Losses. The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan and leases losses at a level the Company considers necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimated at the balance sheet date. In determining the level of the allowance for loan and lease losses, the Company considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of non-performing loans. The amount of the allowance is based on estimates and actual losses may vary from such estimates as more information becomes available or economic conditions change. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as circumstances change as more information becomes available. The allowance for loan losses is assessed on a quarterly basis and provisions are made for loan and lease losses as required in order to maintain the allowance.

The provision for loan and lease losses increased $18,000, or 9.89%, to $200,000 for the year ended September 30, 2010, from $182,000 for the year ended September 30, 2009. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in classified loans from September 2009, the establishment of a specific allowance for our impaired loan of $36,000 at September 30, 2010, and the uncertainty regarding the housing market. The Bank recorded net charge-offs of $86,000 and $65,000 for the years ended September 30, 2010 and September 30, 2009, respectively.

Non-Interest Income. Non-interest income was $132,000 for the year ended September 30, 2010, which was a decrease of $25,000, or 15.92% from $157,000 for the year ended September 30, 2009. Service charges and fees decreased by $27,000, or 18.37% from $147,000 at September 30, 2009, to $120,000 at September 30, 2010. This decrease in service fees and charges was primarily due to a decrease in loan settlements during the fiscal year.

Non-Interest Expense. Non-interest expense increased by $344,000, or 27.72% to $1,585,000 for the year ended September 30, 2010, from $1,241,000 for the year ended September 30, 2009. Salaries, fees and employment expenses increased by $233,000, or 30.18% to $962,000 for the year ended September 30, 2010, from $739,000 for the year ended September 30, 2009. The increase in salaries, fees and employment expenses was the result of hiring a chief financial officer and an assistant branch manager and recording compensation expense relating to the release of shares from the Employee Stock Ownership Plan. Premises and equipment expenses increased by $101,000, or 140.28% from $72,000 for the year ended September 30, 2009, to $173,000 for the year ended September 30, 2010. The increase was the result of expenses associated with the new headquarters facility that was completed in September 2009. FDIC insurance premiums increased by $41,000, or 89.13%, from $46,000 for the year ended September 30, 2009, to $87,000 for the year ended September 30, 2010. Several factors attributed to the increase in FDIC insurance premiums including, an increase in the FDIC quarterly multiplier, which is used to compute the payment amount and the depletion of the one-time assessment credit both occurring in the second quarter of 2009. Other operating expenses decreased by $24,000, or 17.65% from $136,000 for the year ended September 30, 2009, to $112,000 for the year ended September 30, 2010. This was primarily the result of a decrease in advertising costs which were $10,000 for the year ended September 30, 2010, down $13,000, or 56.52% from $23,000 for the year ended September 30, 2009. Additional advertising costs were incurred in 2009 due to the opening of the new headquarter facility in September 2009.

Income Taxes. The provision for income taxes decreased $73,000, or 27.14%, to $196,000 for the year ended September 30, 2010, from $269,000 for the year ended September 30, 2009. This decrease was in part due to the change in accounting method for tax purposes from the cash to accrual basis of accounting. The change that occurred for the tax year ending September 30, 2010, provides the Company with a tax deduction to be taken over the next three fiscal years.

Total Comprehensive Income. Total comprehensive income for the years ended September 30, 2010 and 2009, consisted of net income and the change in unrealized gains on investment securities available for sale, net of tax. Total comprehensive income was $583,000 and $597,000 for the years ended September 30, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from an increase in net income of $68,000 and a decrease in adjustments to other comprehensive income of $82,000 from a change in unrealized gains on investment securities available for sale.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information at the date and for the periods indicated. All average balances are based on daily averages, unless otherwise noted. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended,
	September 30, 2010			September 30, 2009
	Average Outstanding Balance	Interest Income Expense	Yield/ Rate	Average Outstanding Balance	Interest Income Expense	Yield/ Rate

	(Dollars in thousands)
Interest earning assets
Loans	$51,369	$3,361	6.54%	$48,090	$3,134	6.52%
Federal funds sold and interest-bearing deposits in other banks	3,432	5	0.15	3,266	8	0.26
Certificates of deposit	1,139	12	1.08	—	—	—
Investment securities	7,332	313	4.28	5,943	294	4.95
Federal Home Loan Bank Stock	599	2	0.35	581	1	0.22

Total interest earning assets	$63,871	$3,693	5.78%	$57,880	$3,437	5.94%

Non interest earning assets	4,193			2,397

Total assets	$68,064			$60,277

Interest bearing liabilities
Interest bearing demand deposits	$4,085	$41	1.01%	$2,789	$40	1.45%
Savings deposits	9,473	102	1.08	9,211	108	1.17
Certificates of deposit	34,442	908	2.64	29,946	1,069	3.57
Borrowed funds	10,827	280	2.59	10,751	285	2.66

Total interest bearing liabilities	$58,827	$1,331	2.26%	$52,697	$1,502	2.85%

Non-interest bearing liabilities	1,157			1,004

Total liabilities	$59,984			$53,701

Retained earnings	8,080			6,576

Total liabilities and retained earnings	$68,064			$60,277

Net interest income(3)		$2,362			$1,935

Net interest rate spread			3.52%			3.09%

Net interest earning assets	$5,044			$5,183

Net interest margin(4)			3.70%			3.34%
Average of interest earning assets to interest bearing liabilities			108.57%			109.83%

(1)	Average loan balances include nonaccrual loans. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Yields are based on historical costs. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(3)	Yields are based on the historical cost balances of the related assets and do not give effect to changes in fair value that are included as a component of equity. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(4)	Equals net interest income divided by average earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (1) changes in volume, which is the change in volume multiplied by prior year rate, and (2) changes in rate, which is the change in rate multiplied by prior year volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended September 30, 2010 vs. 2009			Years Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$214	$13	$227	$682	$29	$711
Federal funds sold and interest-bearing deposits in other banks	—	(4)	(4)	9	(95)	(86)
Certificates of deposit	12	—	12	—	—	—
Investment securities	64	(46)	18	(122)	2	(120)
Federal Home Loan Bank stock	—	1	1	6	(23)	(17)

Total interest-earning assets	$290	$(36)	$254	$575	$(87)	$488

Interest-bearing liabilities:
Interest-bearing demand deposits	$16	$(15)	$1	$14	$(25)	$(11)
Saving deposits	3	(10)	(7)	(2)	(8)	(10)
Certificates of deposit	139	(300)	(161)	146	(303)	(157)
Borrowed funds	2	(7)	(5)	154	(93)	61

Total interest-bearing liabilities	$160	$(332)	$(172)	$312	$(429)	$(117)

Change in net interest income	$130	$296	$426	$263	$342	$605

Management of Market Risk

General. Because the net present value of the majority of our assets and liabilities are sensitive to changes in interest rates, our most significant form of market risk is interest rate risk. We are vulnerable to an increase in interest rates to the extent that our interest-bearing liabilities mature or reprice more quickly than our interest-earning assets. As a result, a principal part of our business strategy is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates. The board of directors is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

We have emphasized the origination of fixed-rate mortgage loans in our portfolio in order to maximize our net interest income and control credit risk. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain relatively high levels of short-term liquid assets. At September 30, 2010, our short-term liquid assets totaled $4,849,000.

•	We lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and the use of Federal Home Loan Bank advances;

•	We invest in shorter- to medium-term securities and in securities with step-up rate features providing for increased interest rates prior to maturity according to a predetermined schedule; and

•	We maintain high levels of capital.

In the future, we intend to take additional steps to reduce interest rate risk, including originating construction loans and lines of credit and selling a portion of the one-to four-family non-owner occupied investor loans we originate.

Net Portfolio Value. The Office of Thrift Supervision requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value, or “NPV”) would change in the event of a range of assumed changes in market interest rates. The Office of Thrift Supervision provides all institutions that file a Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The Office of Thrift Supervision simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the Office of Thrift Supervision model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals 1%. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The Office of Thrift Supervision provides us the results of the interest rate sensitivity model, which is based on information we provide to the Office of Thrift Supervision to estimate the sensitivity of our net portfolio value.

Quantitative Analysis. The table below sets forth, as of September 30, 2010, the estimated changes in our NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets(3)
Change in Interest Rates (basis points)(1)	Estimated NPV(2)	Estimated Increase (Decrease) in NPV
				NPV Ratio(4)	Change in Basis Points
		Amount	Percent
		(Dollars in thousands)
+300 bp	$9,046	$(4,697)	(34.17)%	12.82%	(538)
+200 bp	10,708	(3,035)	(22.08)	14.79	(341)
+100 bp	12,326	(1,418)	(10.32)	16.64	(156)
+50 bp	13,194	(550)	(4.00)	17.64	(56)
0 bp	13,744	—	—	18.20	—
-50 bp	14,183	439	3.19	18.65	45
-100 bp	14,454	711	4.92	18.94	74

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2010, in the event of a 200 basis point increase in interest rates, we would experience a 22.08% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 4.92% increase in net portfolio value.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk through changes in net portfolio value. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities of securities. In addition, we have the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and we have a credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. We believe that it has enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2010.

We regularly monitor and adjust our investments in liquid assets based upon our assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents and certificates of deposit. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2010, cash and cash equivalents totaled $4,849,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $5,510,000 at September 30, 2010.

At September 30, 2010, we had $1,009,000 in mortgage loan commitments outstanding. In addition, at that date, we had unfunded commitments under lines of credit, including letters of credit of $4,352,000. Certificates of deposit due within one year of September 30, 2010 totaled $22,071,000, or 44.17% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pays on the certificates of deposit due on or before September 30, 2010. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank’s primary investing activity is loan origination. At September 30, 2010 and 2009, the Bank originated $13,261,000 and $19,454,000 in loans, respectively. During the years ended September 30, 2010 and 2009, the Bank purchased $6,029,000 and $1,143,000 of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $4,133,000 for the year ended September 30, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2010, we exceeded all regulatory capital requirements and we were considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

We have the capacity to borrow up to $21,200,000 with the Federal Home Loan Bank of Atlanta. Our outstanding borrowings with the Federal Home Loan Bank of Atlanta at September 30, 2010 were $10,000,000. We also have a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at September 30, 2010, under this facility.

Off-Balance Sheet Arrangements and Commitments

As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 14 of the Notes to the Financial Statements.

Impact of Inflation and Changing Prices

Our financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

Expense and Tax Allocation

Fairmount Bank entered into an agreement with Fairmount Bancorp, Inc. to provide it with certain administrative support services, whereby Fairmount Bank will be compensated at not less than the fair market value of the services provided. In addition, Fairmount Bank and Fairmount Bancorp, Inc. entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Impact of Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—

subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

On September 15, 2010, the SEC issued Release No. 33-9142, “Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers”. This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934. Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis”. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures”, that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information required by this item is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” above.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fairmount Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Fairmount Bancorp, Inc. and its wholly-owned subsidiary (Fairmount Bank) as of September 30, 2010 and 2009, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years then ended. Fairmount Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Bancorp, Inc. and its wholly-owned subsidiary as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chambersburg, Pennsylvania

December 15, 2010

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2010 and September 30, 2009

	September 30, 2010	September 30, 2009
Assets
Cash and due from banks	$281,379	$327,769
Interest-bearing deposits in other banks	126,173	92,562
Certificates of deposit	2,748,000	—
Federal funds sold	1,693,959	4,212,574

Cash and cash equivalents	4,849,511	4,632,905

Securities available for sale, at fair value	5,510,217	3,327,518
Securities held to maturity, at amortized cost	3,778,056	1,766,370
Federal Home Loan Bank stock, at cost	578,600	600,900
Loans, net of allowances for loan and lease losses of $334,486 at September 30, 2010 and $219,717 at September 30, 2009	52,544,287	50,333,670
Accrued interest receivable, investments	53,716	27,976
Accrued interest receivable, loans	217,955	206,208
Premises and equipment, net	2,939,895	2,889,105
Foreclosed real estate, net	35,000	95,000
Prepaid expenses	253,506	91,137
Cash surrender value of life insurance	66,882	64,929
Income tax receivable	118,862	—
Other assets	5,151	5,198

Total assets	$70,951,638	$64,040,916

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$719,701	$447,413
Interest-bearing demand deposits	4,276,850	3,375,914
Savings deposits	9,267,426	9,164,916
Certificates of deposit	35,706,562	32,850,201

Total deposits	49,970,539	45,838,444
Federal Home Loan Bank advances	10,000,000	11,000,000
Accounts payable	—	194,666
Income taxes payable	—	51,635
Accrued interest payable	42,667	43,255
Deferred compensation liability	23,360	30,417
Deferred income tax liabilities	18,064	50,542
Other liabilities	65,537	42,117

Total liabilities	60,120,167	57,251,076

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at September 30, 2010	4,440	—
Additional paid in capital	3,744,182	—
Retained earnings	7,239,989	6,727,340
Unearned ESOP shares	(289,710)	—
Accumulated other comprehensive income	132,570	62,500

Total stockholders’ equity	10,831,471	6,789,840

Total liabilities and stockholders’ equity	$70,951,638	$64,040,916

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended September 30, 2010 and 2009

	2010	2009
Interest and dividend income:
Interest on loans	$3,360,515	$3,133,354
Interest and dividends on investments	332,008	303,911

Total interest income	3,692,523	3,437,265

Interest expense:
Interest on deposits	1,050,841	1,217,027
Interest on borrowings	280,382	285,569
Capitalized interest	—	(44,651)

Total interest expense	1,331,223	1,457,945

Net interest income	2,361,300	1,979,320
Provision for loan and lease losses	200,000	182,000

Net interest income after provision for loan and lease losses	2,161,300	1,797,320

Non-interest income:
Service fees on deposit accounts	4,053	2,366
Other service charges, commissions and fees	115,610	144,247
Gain on disposal of investment securities	1,164	592
Other non-interest income	11,505	10,261

Total non-interest income	132,332	157,466

Non-interest expense:
Salaries, fees and employment	962,022	738,527
Premises and equipment	173,241	71,751
Professional fees	85,343	105,144
Data processing	78,350	66,618
FDIC insurance premium	86,964	46,340
Supervisory examination	30,936	25,512
Insurance and bond premiums	23,106	13,335
Stationery, printing and supplies	32,564	37,464
Other operating expenses	112,160	135,872

Total non-interest expense	1,584,686	1,240,563

Income before income taxes	708,946	714,223
Income taxes	196,297	268,963

Net income	$512,649	$445,260

Basic earnings per share	$1.25	N/A

Basic weighted average shares outstanding	408,569	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2008	$—	$—	$6,282,080	—	$(89,719)	$6,192,361
Comprehensive income:
Net income	—	—	445,260	—		445,260
Change in unrealized gain on available for sale securities, net of tax effect of $95,775	—	—	—	—	152,219	152,219

Total comprehensive income						597,479

Balance, September 30, 2009	$—	$—	$6,727,340	$—	$62,500	$6,789,840
Comprehensive income:
Net income	—	—	512,649	—		512,649
Change in unrealized gain on available for sale securities, net of tax effect of $42,427	—	—	—	—	70,070	70,070

Total comprehensive income						582,719
Issuance of common stock	4,440	3,737,630	—	—	—	3,742,070
Acquisition of unearned ESOP shares	—	—	—	(355,230)	—	(355,230)
ESOP shares released for allocation	—	6,552	—	65,520	—	72,072

Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$132,570	$10,831,471

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$512,649	$445,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,674	31,351
Amortization and accretion of securities	18,601	9,886
Provision for loan and lease losses	200,000	182,000
Other (gains) and losses, net	(2,536)	(592)
Deferred income taxes	(79,526)	(87,169)
(Increase) decrease in accrued interest receivable	(37,487)	(3,820)
(Increase) decrease in prepaid expenses	(162,369)	(49,415)
(Increase) decrease in cash surrender value of life insurance	(1,953)	(1,994)
(Increase) decrease in income taxes receivable	(118,862)	—
(Increase) decrease in other assets	47	(933)
Increase (decrease) in accounts payable	(194,666)	11,649
Increase (decrease) in accrued interest payable	(588)	(338)
Increase (decrease) in income taxes payable	(51,635)	(238,725)
Increase (decrease) in other liabilities	23,420	24,577
Employee Stock Ownership Plan expense	72,072	—

Net cash provided (used) by operating activities	288,841	321,737

Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	500,717
Proceeds from maturities, payments and calls of available for sale securities	934,151	2,803,555
Proceeds from maturities, payments and calls of held to maturity securities	1,000,000	—
Purchases of available for sale securities	(3,018,855)	(837,512)
Purchases of held to maturity securities	(3,010,000)	(305,469)
(Purchases) redemptions of Federal Home Loan Bank stock	22,300	(61,700)
Net (increase) in loans	(2,410,617)	(5,360,779)
Proceeds from disposal of foreclosed real estate	95,712	—
Proceeds from disposal of equipment	660	—
Loss on disposal of equipment	—	(4,317)
Purchases of premises and equipment	(197,464)	(1,778,124)

Net cash provided (used) by investing activities	(6,584,113)	(5,043,629)

Cash flows from financing activities:
Net increase in deposits	4,132,095	6,947,869
Net increase (decrease) in borrowings	(1,000,000)	1,000,000
Payments on accrued deferred compensation obligation	(7,057)	(4,753)
Proceeds from issuance of common stock	3,386,840	—

Net cash provided (used) by financing activities	6,511,878	7,943,116

Net increase (decrease) in cash and cash equivalents	216,606	3,221,224
Cash and cash equivalents, beginning balance	4,632,905	1,411,681

Cash and cash equivalents, ending balance	$4,849,511	$4,632,905

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$1,331,811	$1,458,284
Income taxes	366,794	603,311

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale—net of tax effect of $42,247 and $95,775, respectively	$70,070	$152,219
Available for sale securities transferred to held to maturity	$—	$1,472,073
Foreclosed assets acquired in settlement of loans	$35,000	$95,000

During June 2010, the Company loaned $355,230 to the Employee Stock Ownership Plan, which was used to acquire 35,523 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

The notes to consolidated financial statements are an integral part of these consolidated statements.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

Nature of Operations

Fairmount Bancorp, Inc. (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and become the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering.

In accordance with Office of Thrift Supervision (the “OTS”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Fairmount Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its home office in the Rosedale area of Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit, and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Principles of Consolidation

The consolidated financial statements include the accounts of Fairmount Bancorp, Inc. and its wholly owned subsidiary, Fairmount Bank. All significant intercompany balances and transactions between the Company and the Bank have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in other banks, certificates of deposit and federal funds sold.

Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost (including amortization of premium or accretion of discount).

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Unrealized gains and losses are reported as increases or decreases in other comprehensive income. Realized gains and losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the terms of the securities. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary, if any, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2010 and 2009, the Company owned shares totaling $578,600 and $600,900, respectively.

The Company evaluates the FHLB stock for impairment in accordance with generally accepted accounting principles. The Company’s determination of whether this investment is impaired is based on an assessment of the ultimate recoverability of its cost rather than by recognizing temporary declines in value. The determination of whether a decline in value affects the ultimate recoverability of its cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and accordingly on the customer base of the FHLB.

Loans

Loans are generally carried at the amount of unpaid principal, less the allowance for loan losses and adjusted for deferred loan fees, which are amortized over the term of the loan using the interest method. Interest on loans is accrued based on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when the principal or interest is delinquent for 90 days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal and no interest income is recognized on those loans until the principal balance has been collected. The carrying value of impaired loans is based on the present value of the loan’s expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When a loan is 15 days past due, the Company will send the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company will send the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month.

Loans are automatically placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt or if the loan has been restructured. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if unpaid principal and interest are repaid so that the loan is less than 90 days delinquent.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan and lease losses are charged against the allowance when management believes the collectability of a principal balance is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of the loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. This valuation allowance is recorded in the allowance for loan losses.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

The Company maintains the allowance for loan and lease losses at a level considered adequate to provide for losses inherent in the loan portfolio. While the Company utilizes available information to recognize losses on loans, future

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additions to the allowances for loan and lease losses may be necessary based on changes in economic conditions, particularly in its’ market area in the state of Maryland. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination.

Actual loan losses may be significantly more than the allowance for loan and lease losses the Company has established, which could have a material negative effect on its financial statements.

Premises and Equipment

Land is carried at cost. Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over estimated useful lives of assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Foreclosed Real Estate

Real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value at the date of acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

Management periodically performs valuations, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance in ASC Topic 740. The income tax accounting guidance results in two components of income tax expense – current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to taxable income or loss. Deferred taxes are provided for the temporary differences between the tax basis and the financial basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are determined based on the enacted rates that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax expense or benefit is the result of the changes in the deferred tax assets and liabilities.

Fairmount Bancorp, Inc. has entered into a tax sharing agreement with Fairmount Bank. The agreement provides that Fairmount Bancorp, Inc. will file a consolidated federal tax return, and that the tax liability shall be apportioned among the entities as would be computed if each entity had filed a separate return. According to Maryland tax law, Fairmount Bancorp, Inc. and Fairmount Bank file separate Maryland state tax returns.

Comprehensive Income (Loss)

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of equity, such items, along with net income, are components of comprehensive income.

The Company has elected to report its comprehensive income (loss) in the statement of changes in equity. The only element of “other comprehensive income” is the unrealized gains or losses on available for sale securities.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other comprehensive income (loss) and related tax effects at September 30, 2010 and 2009 were as follows:

	2010	2009
Unrealized holding gains (losses) on available-for-sale securities	$22,790	$248,278
Amortization of unrealized loss on securities transferred to held-to-maturity	6,017	308
Reclassification adjustment for losses (gains) realized in income	(1,164)	(592)

Net unrealized gains (losses)	27,643	247,994
Tax effect	(42,427)	(95,775)

Net-of-tax amount	$70,070	$152,219

Effective June 1, 2009, the Company transferred three securities from available-for-sale to held-to-maturity as the Company intends to hold those securities until they mature. The unrealized loss on the date of transfer was ($11,172), which will be amortized over the remaining life of the securities.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit. These loans involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Such financial instruments are recorded in the statement of income when they are funded.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies for these instruments as it does for the on-balance sheet instruments.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended September 30, 2010 and 2009, advertising expense was $9,790 and $22,986 respectively.

Concentrations of Credit Risk

The Company has approximately $1,690,000 in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company’s management considers this a normal business risk. The Company also maintains accounts with stock brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation. The Company was required to maintain a $100,000 minimum balance in a deposit account with Maryland Financial as of September 30, 2010 and 2009, in relation to a sweep account.

Most of the Company’s activities are with customers in the Maryland counties of Baltimore and Harford and portions of the City of Baltimore. Note 1 and Note 3 discuss the types of activities and lending the Company engages in. The Bank does not have any significant concentrations in any one industry or customer.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation. Such reclassifications have no effect on net income.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2010 and 2009, are as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,286,426	$223,791	$—	$5,510,217

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,005,655	$24,698	$(24,320)	$3,006,033
State and Municipal Securities	772,401	45,579	—	817,980

	$3,778,056	$70,277	$(24,320)	$3,824,013

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$3,214,830	$117,065	$(4,377)	$3,327,518

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$993,348	$5,280	$—	$998,628
State and Municipal Securities	773,022	25,547	—	798,569

	$1,766,370	$30,827	$—	$1,797,197

The amortized cost and estimated fair value of securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	240,954	254,961	2,304,912	2,308,640
Due after ten years	5,045,472	5,255,256	1,473,144	1,515,373

	$5,286,426	$5,510,217	$3,778,056	$3,824,013

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no sales of investment securities during 2010. Proceeds from the sales of available for sale securities totaled $500,717 during 2009, realizing gross gains of $592 for the year.

Securities with gross unrealized losses at September 30, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-backed securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$975,680	$24,320	$—	$—	$975,680	$24,320
State and Municipal Securities	—	—	—	—	—	—

	$975,680	$24,320	$—	$—	$975,680	$24,320

September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-backed securities	$317,090	$4,377	$—	$—	$317,090	$4,377

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At September 30, 2010, the Company held one investment security having an unrealized loss position. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Market Risks

Investments of the Company are exposed to various risks, such as interest rate, market, currency and credit risks. Due to the level of risk associated with certain investments and the level of uncertainty related to changes in the value of investments, it is at least reasonably possible that changes in risks in the near term would materially affect investment assets reported in the financial statements.

In addition, recent economic uncertainty and market events have led to unprecedented volatility in currency, commodity, credit and equity markets, culminating in failures of some banking and financial service firms and government intervention to solidify others. These recent events underscore the level of investment risk associated with the current economic environment, and accordingly, the level of risk in the Company’s investments.

Note 3. Loans and Allowance for Loan and Lease Losses

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at September 30, 2010 and 2009 were as follows:

	2010	2009
Real estate loans
One-to four-family owner occupied	$24,059,987	$22,161,602
One-to four-family non-owner occupied	17,281,713	17,483,806
Home equity	1,703,928	1,845,430
Mobile home	2,684,489	3,072,435
Secured by other properties	2,392,537	2,031,949
Construction and land development	3,770,400	2,747,384

Total real estate loans	51,893,054	49,342,606

Commercial and consumer loans
Secured commercial	906,770	847,612
Commercial leases	40,650	133,339
Savings	25,909	60,239

Total commercial and consumer loans	973,329	1,041,190

Total loans	52,866,383	50,383,796

Unamortized premiums and loan fees	438,778	548,462
Unearned income on loans	(426,388)	(378,871)
Allowance for loan and lease losses	(334,486)	(219,717)

Total loans, net	$52,544,287	$50,333,670

The Company had a mobile home loan origination program that began in 2005 in which it is no longer participating. At September 30, 2010 and 2009, these loan balances totaled $2,684,489 and $3,072,435, respectively. Mobile home loans were purchased from by a third-party originator and funded by the Company at settlement. The Company paid a premium/loan origination fee to the third-party originator, of which one-half was wired upon settlement of the loan and the remainder was kept by the Company in a depository account in the name of the third-party. At September 30, 2010 and 2009, the balance in the account was $136,274 and $232,684, respectively, and can be accessed by the Company in the event of prepayment, foreclosure or deterioration of the value of the mobile home. During September 2010, the Company repossessed a mobile home and $44,423, representing the outstanding principal balance, was charged against the depository account. As of September 30, 2010 and 2009, the Company has prepaid loan origination fees related to this program of $421,975 and $530,727, which are being amortized over the estimated lives of the loans.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2004, the Company purchased a block of mortgage loans from another financial institution for $2,126,620, with an average yield of 6%. At September 30, 2010 and 2009, the loan balances were $772,684 and $788,286, respectively, and included in mortgage loans secured by one-to four family residences. In addition, the Company has unamortized loan premiums of $16,803 and $17,735 as of September 30, 2010 and 2009, respectively, being amortized over the terms of the purchased loans.

In May 2009, the Company purchased a block of one-to four-family mortgage loans totaling $1,109,768, with an average yield of 6.08%. There was no premium paid on the purchase. The balances of purchased loans at September 30, 2010 and 2009, are included in the breakdown of loans shown above.

Loans and their remaining contractual maturities at September 30, 2010, were as follows:

Maturities
One year or less	$3,669,757
After one year to five years	3,023,130
After five years to ten years	12,048,040
After ten years to fifteen years	13,318,104
After fifteen years	20,807,352

$52,866,383

In the normal course of banking business, loans are made to officers and directors and related affiliates. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory limitations, and do not involve more than the normal risk of collectability.

Loans to officers, directors and related affiliates at September 30, 2010 and 2009, were as follows:

	2010	2009
Balance, beginning of year	$509,418	$150,927
Additions	186,500	383,000
Repayments	(35,217)	(24,509)

Balance, end of year	$660,701	$509,418

The allowance for loan and lease losses is summarized at September 30, 2010 and 2009, as follows:

	2010	2009
Balance, beginning of year	$219,717	$102,838
Provision	200,000	182,000
Charge-offs	(88,172)	(67,180)
Recoveries	2,941	2,059

Balance, end of year	$334,486	$219,717

At September 30, 2010 and 2009, there were no loans 90 days past due and still accruing interest. The Company had two loans on non-accrual status at September 30, 2010, totaling $501,942, with forgone interest in the amount of $14,810. The Company had five loans on non-accrual status at September 30, 2009 totaling $413,664 with forgone interest in the amount of $11,273. The recorded investment of impaired loans at September 30, 2010 and 2009, was $769,985 and $116,219, respectively, with a related allowance for loans losses of $35,880 and $51,483, respectively. The interest recognized as of September 30, 2010 and 2009, was $32,462 and $8,135, respectively. The Company had one loan classified as impaired at the end of September 30, 2010, and one loan classified as impaired at the end of September 30, 2009. There were no additional loans classified as impaired during the fiscal years ending September 30, 2010 and 2009.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impaired loan of $769,985 as of September 30, 2010, was restructured by the Company in a troubled debt restructuring during the current fiscal year. Under the restructuring, the Company reduced the interest rate on the loan. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

Note 4. Premises and Equipment

Premises and equipment at September 30, 2010 and 2009, were as follows:

	2010	2009	Depreciable Lives
Cost
Land	$799,629	$772,751	—
Buildings and land improvements	2,040,083	2,015,534	10-50 yrs
Furniture, fixtures, and equipment	412,353	315,854	3-7 yrs

Total	3,252,065	3,104,139
Less: accumulated depreciation	(312,170)	(215,034)

	$2,939,895	$2,889,105

Depreciation expense totaled $111,674 and $31,351 for the years ended September 30, 2010 and 2009, respectively. The Company had capitalized interest on the construction of the new headquarters building of $44,651 for the year ended September 30, 2009.

Note 5. Foreclosed Real Estate

At September 30, 2010 and 2009, the Company had $35,000 and $95,000 in foreclosed real estate, respectively. A charge to the Allowance for Loan Losses during the year ended September 30, 2010 and 2009 of $81,219 and $39,763, respectively was taken at the time the foreclosed property was placed in Other Real Estate. The Company disposed of foreclosed property in fiscal year 2010 in the amount of $95,712 and recorded a gain of $712 on the transaction.

Note 6. Deposits

The aggregate amount of deposits with balances of $100,000 or more totaled $19,733,713 and $15,180,475 at September 30, 2010 and 2009, respectively.

Deposit accounts are federally insured up to $250,000 per depositor. On January 1, 2014, the FDIC insurance limit will return to $100,000 per depositor for all deposit categories except for IRA and certain retirement accounts, which will remain at $250,000 per depositor.

Certificates of deposit and their remaining maturities at September 30, 2010, are as follows:

2011	$22,070,952
2012	11,372,859
2013	1,900,106
2014	45,656
2015	316,989

$35,706,562

Deposit balances of officers, directors and their affiliated interests totaled $480,965 and $663,194 at September 30, 2010 and 2009, respectively. The Company had no brokered deposits at September 30, 2010 and 2009.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Borrowings

The Company has advances outstanding from the Federal Home Loan Bank (“FHLB”). A schedule of the borrowings is as follows:

Advance Amount	Rate	Maturity Date	September 30, 2010	September 30, 2009
$1,000,000	4.2350%	7/31/2017	$1,000,000	$1,000,000
1,000,000	4.0100%	8/21/2017	1,000,000	1,000,000
1,500,000	3.2270%	11/24/2017	1,500,000	1,500,000
1,500,000	3.4000%	11/27/2017	1,500,000	1,500,000
1,000,000	2.5990%	10/02/2018	1,000,000	1,000,000
1,000,000	2.6000%	7/02/2018	1,000,000	1,000,000
1,000,000	3.0500%	7/03/2018	1,000,000	1,000,000
3,000,000	0.3600%	9/24/2010	—	3,000,000
2,000,000	0.4500%	9/27/2011	2,000,000	—

			$10,000,000	$11,000,000

Interest payments are due quarterly. After a loan specific holding period, the borrowings are callable by the FHLB, at which time the Company is able to convert from a fixed rate to a variable rate based on LIBOR. The Company has credit availability of 30% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, the advances are secured by the Company’s FHLB stock and qualifying residential first mortgage loans, totaling approximately $36,600,000 as of September 30, 2010.

Additionally, the Company has credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2010 and 2009, under these facilities.

At September 30, 2010, the scheduled maturities of the FHLB advances are as follows:

2011	$2,000,000
2012	—
2013	—
2014	—
2015	—
Thereafter	8,000,000

$10,000,000

Note 8. Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended September 30, 2010 and 2009:

	2010	2009
Income tax expense
Current tax expense
Federal	$208,247	$286,942
State	67,576	69,333

Total current	275,823	356,275
Deferred tax expense (benefit)
Federal	(65,114)	(71,517)
State	(14,412)	(15,795)

Total deferred	(79,526)	(87,312)

Total income tax expense	$196,297	$268,963

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of tax computed at the Federal statutory tax rate of 34% to the actual tax expense for the years ended September 30, 2010 and 2009, is as follows:

	2010	2009
Tax at Federal statutory rate	$241,042	$242,836
Tax effect of:
Tax exempt interest	(12,353)	(9,159)
Graduated rates	(68,473)	(20,899)
State income taxes, net of federal benefit	36,081	56,185

Income tax expense	$196,297	$268,963

The components of the net deferred tax liability at September 30, 2010 and 2009 were as follows:

	2010	2009
Deferred income tax assets:
Accrued interest	$—	$16,705
ESOP Plan funding	2,585	—
Deferred loan origination fees	—	146,320
Deferred compensation	9,216	11,747
Allowance for loan losses	131,955	84,855
Accrued expenses	—	20,765

	143,756	280,392

Deferred income tax liabilities:
Net unrealized gain on securities	86,373	39,325
Accrued interest & fees on loans & investments	—	90,442
Accumulated depreciation	75,447	50,872
Prepaid expenses	—	35,197
Prepaid loan fees on mobile home loans	—	115,098

	161,820	330,934

Net deferred income tax (liability) asset	$(18,064)	$(50,542)

The Company filed a “Change in Accounting Method” election with the Internal Revenue Service in December 2009 and for the fiscal year ending September 30, 2010, will file its tax return on the accrual basis of accounting. For the fiscal year ending September 30, 2009, the Company filed a cash basis income tax return. Management has determined that no valuation allowance is required as it is more likely than not that the net deferred tax benefits will be fully realizable in future years.

The Company maintains $731,536 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

Since the Company was not required to implement recently issued provisions for accounting for uncertain tax positions until its fiscal year beginning October 1, 2009, the Company continued to utilize its prior policy of accounting for these positions. A liability for taxes is recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. If a tax liability is probable, but cannot be reasonably estimated, or it is reasonably possible that a tax liability has been incurred, disclosure is not required. Using that guidance, as of September 30, 2009, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. In its fiscal year beginning October 1, 2009, the Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2010, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended September 30, 2010. Generally, the tax years before 2006 are no longer subject to examination by federal, state or local taxing authorities.

Note 9. Defined Contribution Benefit Plan

In July 2009, the Company established a 401(k) plan covering all full-time employees who have attained an age of 21 and have completed 12 months of service. The plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 4% of an employee’s eligible compensation. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended September 30, 2010 and 2009 were $19,981 and $5,252, respectively.

Note 10. Employee Stock Ownership Plan

In connection with the conversion to stock form, the Bank established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount of $355,230, which was sufficient to purchase 35,523 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year term of the loan with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of September 30, 2010, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the s hares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the year ended September 30, 2010 was $72,072.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of ESOP shares at September 30, 2010 is as follows:

Shares committed for release	6,552
Unearned shares	28,971

Total ESOP Shares	35,523

Fair Value of Unearned Shares	$347,652

Note 11. Deferred Compensation Obligation

In February 1985, the Company entered into a deferred compensation arrangement with its former president, with payments to him or his heirs to commence on the first day of the month coinciding with the date the president attained seventy-one years of age and continue for a minimum of 10 years. The former president, at his own discretion, decided to delay the start of this agreement until fiscal year 2004.

In June 2004, the Company accrued a deferred compensation obligation of $66,237, relating to this agreement, utilizing a 5% interest factor for present value calculations. This liability is intended to be ultimately funded by a $100,000 whole life insurance policy owned by the Company, insuring the former president. As of September 30, 2010, this policy had a $66,882 cash surrender value. Annual installments for the deferred compensation obligation are $8,578, which include interest of $1,521. As of September 30, 2010, the Bank had $23,360 remaining on this obligation to be paid over the remaining three years.

Note 12. Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. The Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2010 and 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The actual and required capital amounts and ratios of the Bank as of September 30, 2010 and 2009, were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Risk-based Capital (to risk-weighted assets)	9,160	24.14%	3,036	≥8.0%	3,795	≥10.0%
Tier 1 Capital (to risk-weighted assets)	8,862	23.35%	1,518	≥4.0%	2,277	≥6.0%
Tier 1 Capital (to adjusted total assets)	8,862	12.56%	2,822	≥4.0%	3,527	≥5.0%
Tangible Capital (to tangible assets)	8,862	12.56%	1,058	≥1.5%	N/A	N/A

As of September 30, 2009:
Total Risk-based Capital (to risk-weighted assets)	6,986	19.27%	2,862	≥8.0%	3,578	≥10.0%
Tier 1 Capital (to risk-weighted assets)	6,727	18.80%	1,431	≥4.0%	2,147	≥6.0%
Tier 1 Capital (to adjusted total assets)	6,727	10.52%	2,558	≥4.0%	3,197	≥5.0%
Tangible Capital (to tangible assets)	6,727	10.52%	959	≥1.5%	N/A	N/A

Note 13. Fair Value Measurements

Generally accepted accounting principles (GAAP) define fair value, establish a framework for measuring fair value, a three-level valuation hierarchy for disclosure of fair value measurement and enhance disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. GAAP clarifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total
September 30, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,510,217	$—	$5,510,217

September 30, 2009
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$3,327,518	$—	$3,327,518

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2010 and September 30, 2009:

	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2010
Impaired loans	$—	$—	$769,985	$769,985	$—
Foreclosed real estate	$—	$—	$35,000	$35,000	$(81,219)

September 30, 2009
Impaired loans	$—	$—	$116,219	$116,219	$—
Foreclosed real estate	$—	$—	$95,000	$95,000	$(39,763)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $81,219 for the year ended September 30, 2010 and a loss $39,763 for the year ended September 30, 2009, were recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed property was acquired based on an independent appraisal of the property’s fair value.

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow.

Cash and Cash Equivalents (Carried at Cost)

The carrying amounts of cash and cash equivalents approximate fair value.

Securities Available for Sale (Carried at Fair Value)

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

Federal Home Loan Bank Stock (Carried at Cost)

The carrying amount of Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost)

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value)

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

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreclosed Real Estate (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs)

Foreclosed real estate is measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed real estate is measured on a nonrecurring basis.

Deposit Liabilities (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances (Carried at Cost)

Fair values of FHLB advances are estimated using discounted cash flows analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amounts of accrued interest approximate fair value.

Off Balance-Sheet Credit-Related Instruments (Disclosures at Cost)

Fair values for off balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,849	$4,849	$4,633	$4,633
Securities available for sale	5,510	5,510	3,328	3,328
Securities held to maturity	3,778	3,824	1,766	1,797
Federal Home Loan Bank stock	579	579	601	601
Loans receivable, net	52,544	56,555	50,334	53,262
Accrued interest receivable	272	272	234	234
Financial liabilities:
Deposits	49,971	50,805	45,838	46,775
Federal Home Loan Bank advances	10,000	9,441	11,000	10,383
Accrued interest payable	43	43	43	43
Off-Balance sheet financial instruments	—	—	—	—

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14. Financial Instruments With Off-Balance Sheet Risk

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to originate loans. These loans involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies for these instruments as it does for on-balance sheet instruments.

The commitment to originate loans is an agreement to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require the payment of a fee. The Company expects that a large majority of its commitments will be fulfilled subsequent to the balance sheet date and therefore, represent future cash requirements.

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.

Loan commitments representing off-balance sheet risk at September 30, 2010 and 2009 were as follows:

	Contract or Notional Amount
	2010	2009
Mortgage loan commitments-fixed rate (4.25% – 7.75%)	$709,385	$587,750
Mortgage loan commitments – variable rate (6.50%)	300,000	—
Unused lines of credit	2,854,723	2,359,774
Available home equity lines of credit	1,289,088	652,617
Standby letters of credit	207,414	167,854

	$5,360,610	$3,767,995

Note 15. Earnings per Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. The Company has no dilutive potential common shares for the year ended September 30, 2010. Because the mutual to stock conversion was not completed until June 2, 2010, the earnings per share data is not presented for the year ended September 30, 2009.

Net income	$512,649

Weighted average common shares outstanding(1)	408,569

Earnings per common share, basic	$1.25

(1)	Calculated from the effective date of June 2, 2010 to September 30, 2010.

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fairmount Bancorp, Inc. for the year ended September 30, 2010.

CONDENSED BALANCE SHEET

September 30, 2010
Assets:
Cash and due from bank	$327,497
Certificates of deposit	1,004,414
Investment in bank subsidiary	8,994,118
Loans receivable	480,256
Other assets	32,686

Total assets	$10,838,971

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	7,500

Total liabilities	7,500

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issue	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding, 444,038 shares at September 30, 2010	4,440
Additional paid in capital	3,744,182
Retained earnings	7,239,989
Unearned ESOP shares	(289,710)
Accumulated other comprehensive income	132,570

Total stockholders’ equity	10,831,471

Total liabilities and stockholders’ equity	$10,838,971

CONDENSED STATEMENT OF OPERATIONS

Year Ended September 30, 2010
Interest income on loans	$5,859
Interest and dividends on investments	6,997

Total income	12,856

Operating expenses	17,573

Loss before equity in net income of bank subsidiary	(4,717)
Equity in net income of bank subsidiary	517,366

Net income	$512,649

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED STATEMENT OF CASH FLOWS

Year Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(4,717)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net income of subsidiary	517,366
Compensation cost on allocated ESOP shares	72,072
Increase in other assets	(32,686)
Increase in other liabilities	7,500

Net cash provided (used) by operating activities	559,535

Cash flow from investing activities:
Increase in loans	(480,256)
Investment in bank subsidiary	(2,134,208)

Net cash provided (used) by investing activities	(2,614,464)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	3,386,840
Net purchases of interest-bearing deposits	(1,004,414)

Net cash provided (used) by financing activities	2,382,426

Net increase in cash and cash equivalents	327,497
Cash and cash equivalents, beginning balance	—

Cash and cash equivalents, ending balance	$327,497

Supplemental schedule of noncash financing activities:

During June 2010, the Company loaned $355,230 to the Employee Stock Ownership Plan, which was used to acquire 35,523 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer, the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-a5(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and the principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that we file or submit under the Exchange Act with the SEC: (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including its principal executive officer and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in our internal control over financial reporting occurred during the quarter or year ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Bank’s website www.fairmountbank.com.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the information contained in the sections captioned “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the information contained in the sections captioned “Executive Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1	Agency Agreement between Fairmount Bancorp, Inc. and Stifel Nicolaus, as amended*

2	Plan of Conversion*

3.1	Articles of Incorporation of Fairmount Bancorp, Inc., as amended*

3.2	Bylaws of Fairmount Bancorp, Inc.**

4	Form of Common Stock Certificate of Fairmount Bancorp, Inc.*

10.1	Form of Employment Agreement between Fairmount Bank and Joseph M. Solomon, as amended*

10.2	Form of Employment Agreement between Fairmount Bancorp, Inc. and Joseph M. Solomon, as amended*

10.3	Form of Change in Control Agreement with Jodi L. Beal and Lisa A. Cuddy, as amended*

10.4	Employee Stock Ownership Plan*

14.1	Code of Ethics for Senior Financial Officers***

14.2	Code of Ethics and Business Conduct****

21	Subsidiary of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement of Fairmount Bancorp, Inc. (File No. 333-163797), originally filed on December 17, 2009.
**	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 23, 2010.
***	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on October 26, 2010.
****	Incorporated by reference to Exhibit 14.2 to the Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

Date: December 23, 2010	/S/ JOSEPH M. SOLOMON
Joseph M. Solomon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FAIRMOUNT BANCORP, INC.

Date: December 23, 2010	/S/ JOSEPH M. SOLOMON
Joseph M. Solomon
President and Chief Executive Officer

Date: December 23, 2010	/S/ JODI L. BEAL
Jodi L. Beal
Vice President, Chief Financial
Officer and Treasurer

Date: December 23, 2010	/S/ WILLIAM G. YANKE
William G. Yanke
Chairman of the Board

Date: December 23, 2010	/S/ EDWARD J. LALLY
Edward J. Lally
Director

Date: December 23, 2010	/S/ MARY J. CRAIG
Mary J. Craig
Director

Date: December 23, 2010
Jay T. French
Director