Form 10-Q
period 2010-12-31
Fairmount Bancorp, Inc.
filed 2011-02-14
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 14, 2011, the number of shares of common stock outstanding was 444,038.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2010 and September 30, 2010

	December 31, 2010	September 30, 2010
	(Unaudited)
Assets
Cash and due from banks	$399,918	$281,379
Interest-bearing deposits in other banks	37,536	126,173
Certificates of deposit	2,847,000	2,748,000
Federal funds sold	491,907	1,693,959

Cash and cash equivalents	3,776,361	4,849,511

Securities available for sale, at fair value	5,654,019	5,510,217
Securities held to maturity, at amortized cost	4,638,390	3,778,056
Federal Home Loan Bank stock, at cost	623,400	578,600
Loans, net of allowances for loan and lease losses of $389,486 at December 31, 2010 and $334,486 at September 30, 2010	54,904,018	52,544,287
Accrued interest receivable, investments	48,121	53,716
Accrued interest receivable, loans	216,921	217,955
Premises and equipment, net	2,912,278	2,939,895
Foreclosed assets, net	55,000	35,000
Prepaid expenses	247,910	253,506
Cash surrender value of life insurance	66,882	66,882
Income tax receivable	48,862	118,862
Deferred income tax asset	10,304	—
Other assets	4,908	5,151

Total assets	$73,207,374	$70,951,638

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$639,340	$719,701
Interest-bearing demand deposits	3,853,469	4,276,850
Savings deposits	9,590,939	9,267,426
Certificates of deposit	36,608,781	35,706,562

Total deposits	50,692,529	49,970,539

Federal Home Loan Bank advances	11,500,000	10,000,000
Accrued interest payable	43,255	42,667
Deferred compensation liability	23,360	23,360
Deferred income tax liabilities	—	18,064
Other liabilities	39,099	65,537

Total liabilities	62,298,243	60,120,167

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at December 31, 2010 and September 30, 2010	4,440	4,440
Additional paid in capital	3,744,182	3,744,182
Retained earnings	7,361,191	7,239,989
Unearned ESOP shares	(289,710)	(289,710)
Accumulated other comprehensive income	89,028	132,570

Total stockholders’ equity	10,909,131	10,831,471

Total liabilities and stockholders’ equity	$73,207,374	$70,951,638

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended December 31,
	2010	2009
Interest and dividend income:
Interest on loans	$830,528	$837,959
Interest and dividends on investments	94,455	75,023

Total interest income	924,983	912,982

Interest expense:
Interest on deposits	228,655	290,973
Interest on borrowings	70,223	70,486

Total interest expense	298,878	361,459

Net interest income	626,105	551,523

Provision for loan and lease losses	55,000	30,000

Net interest income after provision for loan and lease losses	571,105	521,523

Non-interest income:
Service fees on deposit accounts	1,271	815
Other service charges, commissions and fees	24,514	46,433
Gain on disposal of investment securities	—	1,164
Other non-interest income	981	1,982

Total non-interest income	26,766	50,394

Non-interest expense:
Salaries, fees and employment	254,648	229,405
Premises and equipment	42,519	42,311
Professional fees	24,835	19,903
Data processing	19,952	18,442
FDIC insurance premium	15,364	27,267
Supervisory examination	9,375	6,912
Insurance and bond premiums	5,217	2,859
Stationery, printing and supplies	4,568	10,095
Other operating expenses	30,191	26,762

Total non-interest expense	406,669	383,956

Income before income taxes	191,202	187,961

Income taxes	70,000	73,000

Net income	$121,202	$114,961

Basic earnings per share	$0.29	N/A

Basic weighted average shares outstanding	415,067	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2010

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$132,570	$10,831,471

Comprehensive income:
Net income	—	—	121,202	—		121,202

Change in unrealized gain on available for sale securities, net of tax effect of $28,501	—	—	—	—	(43,542)	(43,542)

Total comprehensive income						77,660

Balance, December 31, 2010	$4,440	$3,744,182	$7,361,191	$(289,710)	$89,028	$10,909,131

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$121,202	$114,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,202	27,150
Amortization and accretion of securities	10,541	2,584
Provision for loan and lease losses	55,000	30,000
Other (gains) and losses, net	—	(1,764)
(Increase) decrease in accrued interest receivable	6,629	(12,507)
(Increase) decrease in prepaid expenses	5,596	(308,014)
(Increase) decrease in income taxes receivable	70,000	—
(Increase) decrease in other assets	243	786
Increase (decrease) in accounts payable	—	(177,389)
Increase (decrease) in accrued interest payable	588	332
Increase (decrease) in income taxes payable	—	6,280
Increase (decrease) in other liabilities	(26,438)	(32,086)

Net cash provided (used) by operating activities	271,563	(349,667)

Cash flows from investing activities:
Proceeds from maturities, payments and calls of available for sale securities	285,542	207,454
Proceeds from maturities, payments and calls of held to maturity securities	—	500,000
Purchases of available for sale securities	(505,746)	(2,011,743)
Purchases of held to maturity securities	(866,383)	(1,000,000)
(Purchases) redemptions of Federal Home Loan Bank stock	(44,800)	—
Net (increase) in loans	(2,414,731)	(1,127,886)
Proceeds from disposal of equipment	—	600
Purchases of premises and equipment	(20,585)	(130,606)

Net cash provided (used) by investing activities	(3,566,703)	(3,562,181)

Cash flows from financing activities:
Net increase in deposits	721,990	1,310,324
Net increase (decrease) in borrowings	1,500,000	—

Net cash provided (used) by financing activities	2,221,990	1,310,324

Net increase (decrease) in cash and cash equivalents	(1,073,150)	(2,601,524)

Cash and cash equivalents, beginning balance	4,849,511	4,632,905

Cash and cash equivalents, ending balance	$3,776,361	$2,031,381

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$298,290	$361,127
Income taxes	$—	$66,720

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $28,501 and $3,527, respectively	$(43,542)	$(7,555)
Foreclosed assets acquired in settlement of loans	$20,000	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc. (the “Company”) was incorporated on November 30, 2009 to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. Accordingly, the reported results for the three months ended December 31, 2009, related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning after December 31, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

On September 17, 2010, the SEC issued Release No. 33-9144, “Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis”. This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant. This release was issued in conjunction with a proposed rule, “Short-Term Borrowings Disclosures”, that would require public companies to disclose additional information to investors about their short-term borrowing arrangements. Release No. 33-9144 was effective on September 28, 2010.

On October 18, 2010, the SEC issued Release No. 33-9153. Shareholder Approval of Executive Compensation and Golden Parachute Compensation. This release proposed requires public companies to provide shareholder advisory vote on executive compensation. On January 25, 2011, the SEC adopted the rule requiring public companies to provide shareholders with an advisory “say-on-pay” vote at least once every three years beginning with the annual shareholders’ meetings taking place after January 21, 2011. The rule also requires companies to provide additional disclosures on say-on-pay votes in their proxy statements filed on or after April 25, 2011. The release will not have a material impact on the Company’s consolidated financial statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three month period ended December 31, 2010. Because the mutual to stock conversion was not completed until June 2, 2010, the earnings per share data is not presented for the three month period ended December 31, 2009.

Three Months Ended December 31, 2010

Net income	$121,202

Weighted average common shares outstanding	415,067

Earnings per common share, basic	$0.29

Note 2. Employee Stock Ownership Plan

In connection with the conversion to stock form, the Company established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $355,230, which was sufficient to purchase 35,523 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year term of the loan with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of December 31, 2010, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three months ended December 31, 2010 and 2009, respectively.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Employee Stock Ownership Plan (Continued)

A summary of ESOP shares at December 31, 2010 is as follows:

Shares committed for release	6,552
Unearned shares	28,971

Total ESOP shares	35,523

Fair value of unearned shares	$579,420

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at December 31, and September 30, 2010 are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,502,271	$162,293	$(10,545)	$5,654,019

	$5,502,271	$162,293	$(10,545)	$5,654,019

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,000,000	$10,942	$(73,736)	$2,937,206
State and Municipal Securities	1,638,390	—	(64,935)	1,573,455

	$4,638,390	$10,942	$(138,671)	$4,510,661

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,286,426	$223,791	$—	$5,510,217

	$5,286,426	$223,791	$—	$5,510,217

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,005,655	$24,698	$(24,320)	$3,006,033
State and Municipal Securities	772,401	45,579	—	817,980

	$3,778,056	$70,277	$(24,320)	$3,824,013

The amortized cost and estimated market value of securities at December 31, 2010 and September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

	December 31, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	220,603	233,253	3,116,058	3,034,866
Due after ten years	5,281,668	5,420,766	1,522,332	1,475,795

	$5,502,271	$5,654,019	$4,638,390	$4,510,661

	September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	240,954	254,961	2,304,912	2,308,640
Due after ten years	5,045,472	5,255,256	1,473,144	1,515,373

	$5,286,426	$5,510,217	$3,778,056	$3,824,013

There were no sales of investment securities for the three months ended December 31, 2010, or for the year ended September 30, 2010.

Securities with gross unrealized losses at December 31, 2010 and September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$1,444,972	$10,545	$—	$—	$1,444,972	$10,545

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,926,264	$73,736	$—	$—	$1,926,264	$73,736
State and Municipal Securities	1,573,455	64,935	—	—	1,573,455	64,935

	$3,499,719	$138,671	$—	$—	$3,499,719	$138,671

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

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

At December 31, 2010, the Company held eight investments with gross unrealized losses totaling ($149,216). At September 30, 2010, the Company held one investment with a gross unrealized loss totaling ($24,320). The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses

Management segregates the loan portfolio into portfolio segments which is defined as the level at which the Company develops and documents a systematic method for determining its allowance for loan losses. The portfolio segments are segregated based on loan types and the underlying risk factors present in each loan type. Such risk factors are periodically reviewed by management and revised as deemed appropriate.

The Company’s loan portfolio is segregated into the following portfolio segments.

One-to Four-Family Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans and home equity second mortgage loans secured by one-to four-family owner occupied residential properties located in our market area. The Company has experienced no foreclosures on its owner occupied loan portfolio during recent periods and believe this is due mainly to its conservative lending strategies including its non-participation in “interest only”, “Option ARM,” “sub-prime” or “Alt-A” loans.

One-to Four-Family Non-Owner Occupied Loans. This portfolio segment consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in its market area. A majority of these loans are sold on a participation basis to other community banks. Such lending involves additional risks, since the properties are not owner occupied, and the renters of these properties are less likely to be concerned with property upkeep.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

Mobile Home Loans. This portfolio segment consists of mobile home loans that were purchased from a third-party originator and funded by us at settlement. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, consequently, mobile home loans bear a higher rate of interest, have a higher probability of default and may involve higher delinquency rates. In addition, the values of mobile home loans decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. The Company ceased originating these loans in September 2007, and no future originations of these types of loans are planned.

Secured by Other Properties. This portfolio segment includes loans secured by commercial real estate, including multi-family dwellings. Loans secured by commercial real estate generally have larger loan balances and more credit risk than one-to four-family mortgage loans. The increased risk is the result of several factors, including the concentration of principal in a limited number of loans and borrowers, the impact of local and general economic conditions on the borrower’s ability to repay the loan, and the increased difficulty of evaluating and monitoring these types of loans.

Construction and Land Development Loans. This portfolio segment includes construction loans to individuals and builders, primarily for the construction of residential properties and land loans, which are loans made with land as security. Construction and land development financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, the Company may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project proves to be inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment. Construction loans also expose the Company to the risks that improvements will not be completed on time in accordance with specifications and projected costs and that repayment will depend on the successful operation or sale of the properties. In addition, many of these borrowers have more than one outstanding loan, so an adverse development with respect to one loan or credit relationship can expose the Company to significantly greater risk of non-payment and loss.

Commercial Business and Consumer Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners and consumer loans consisting solely of deposit account loans. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

Management further disaggregates the loan portfolio segments into classes of loans, which are based on the initial measurement of the loan, risk characteristics of the loan and the method for monitoring and assessing the credit risk of the loan.

The allowance for loan losses is established through a provision for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date.

Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of Thrift Supervision, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The allowance generally consists of specific and general components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

The Company will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that the level of allowance for loan losses will cover all of the inherent losses on the loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

During December 2010, the Company repossessed a mobile home. The loan balance in excess of the estimated fair value of the mobile home asset was charged against the mobile home loan reserve account, which was established when the loan was originated. The loss on this mobile home repossession was not charged against the allowance for loan losses. The mobile home loan portfolio segment is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. The Company will continue to monitor the reserve account and modify its allowance for loan losses relative to mobile home loans.

The following tables set forth as of the end of each reporting period, the balance of the allowance for loan losses by portfolio segment, disaggregated by impairment methodology, which is then further segregated by amounts evaluated for impairment collectively and individually. The allowance for loan losses allocated to each portfolio segment is not necessarily indicative of future losses in any particular portfolio segment and does not restrict the use of the allowance to absorb losses in other portfolio segments.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of December 31, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:

Ending Balance	$41,152	$120,089	$1,633	$100,862	$115,176	$8,018	$2,556	$389,486

Ending balance: individually evaluated for impairment	$—	$—	$—	$77,000	$—	$—	$—	$77,000

Ending balance: collectively evaluated for impairment	$41,152	$120,089	$1,633	$23,862	$115,716	$8,018	$2,556	$312,486

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$27,244,922	$17,349,976	$2,627,215	$2,371,459	$4,324,865	$1,382,370		$55,300,807

Ending balance: individually evaluated for impairment	$—	$427,842	$—	$769,985	$—	$—		$1,197,827

Ending balance: collectively evaluated for impairment	$27,244,922	$16,922,134	$2,627,215	$1,601,474	$4,324,865	$1,382,370		$54,102,980

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:

Ending Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486

Ending balance: individually evaluated for impairment	$—	$—	$—	$35,880	$—	$—	$—	$35,880

Ending balance: collectively evaluated for impairment	$38,957	$74,835	$—	$25,636	$130,008	$5,451	$23,719	$298,606

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$25,763,915	$17,281,713	$2,684,489	$2,392,537	$3,770,400	$973,329		$52,866,383

Ending balance: individually evaluated for impairment	$—	$428,623	$—	$769,985	$—	$—		$1,198,608

Ending balance: collectively evaluated for impairment	$25,763,915	$16,853,090	$2,684,489	$1,622,552	$3,770,400	$973,329		$51,667,775

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

A summary of transactions in the allowance for loan and lease losses for the three months ended December 31, 2010 and the year ended September 30, 2010, are as follows:

	December 31, 2010	September 30, 2010

Balance, beginning of period	$334,486	$219,717

Provision for loan and leases losses	55,000	200,000
Charge-offs	—	(88,172)
Recoveries	—	2,941

Balance, end of period	$389,486	$334,486

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

When assets are classified as either substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of Thrift Supervision, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of the loan portfolio quality indicators by loan class as of December 31, 2010 and September 30, 2010:

	December 31, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,399,838	$16,054,859	$1,845,084	$2,609,125	$1,601,474	$3,432,266
Special Mention	—	380,054	—	—	—	90,000
Substandard	—	915,063	—	18,090	769,985	802,599

	$25,399,838	$17,349,976	$1,845,084	$2,627,215	$2,371,459	$4,324,865

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,325,271	$26,203	$30,896
Special Mention	—	—	—
Substandard	—	—	—

	$1,325,271	$26,203	$30,896

	September 30, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$24,059,987	$16,471,597	$1,703,928	$2,684,489	$1,622,552	$2,880,433
Special Mention	—	381,493	—	—	—	90,000
Substandard	—	428,623	—	—	769,985	799,967

	$24,059,987	$17,281,713	$1,703,928	$2,684,489	$2,392,537	$3,770,400

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$906,770	$40,650	$25,909
Special Mention	—	—	—
Substandard	—	—	—

	$906,770	$40,650	$25,909

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. Loans are charged off when the Company believes that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month.

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2010 and September 30, 2010:

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$10,976	$—	$—	$10,976	$25,388,862	$25,399,838	$—
One-to four-family non-owner occupied	498,500	72,701	676,043	1,247,244	16,102,732	17,349,976	—
Home equity	—	—	—	—	1,845,084	1,845,084	—
Mobile home	69,118	77,950	18,090	165,158	2,462,057	2,627,215	—
Secured by other properties	—	769,985	—	769,985	1,601,474	2,371,459	—
Construction and land development	—	—	388,067	388,067	3,936,798	4,324,865	—

Total real estate loans	578,594	920,636	1,082,200	2,581,430	51,337,007	53,918,437	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,325,271	1,325,271	—
Commercial leases	—	—	—	—	26,203	26,203	—
Savings accounts	—	—	—	—	30,896	30,896	—

Total commercial and consumer loans	—	—	—	—	1,382,370	1,382,370	—

Total loans	$651,295	$847,935	$1,082,200	$2,581,430	$52,719,377	$55,300,807	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$12,111	$—	$—	$12,111	$24,047,876	$24,059,987	$—
One-to four-family non-owner occupied	622,160	—	113,875	603,352	16,545,678	17,281,713	—
Home equity	—	—	—	—	1,703,928	1,703,928	—
Mobile home	130,308	—	—	130,308	2,554,181	2,684,489	—
Secured by other properties	—	—	—	—	2,392,537	2,392,537	—
Construction and land development	—	—	388,067	388,067	3,382,333	3,770,400	—

Total real estate loans	764,579	—	501,942	1,266,521	50,626,533	51,893,054	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	906,770	906,770	—
Commercial leases	—	322	—	322	40,328	40,650	—
Savings accounts	—	—	—	—	25,909	25,909	—

Total commercial and consumer loans	—	322	—	322	973,007	973,329	—

Total loans	$764,579	$322	$501,942	$1,266,843	$51,599,540	$52,866,383	$—

The following table is a summary of nonaccrual loans by loan class as of the dates indicated:

	December 31, 2010	September 30, 2010
Real estate loans:
One-to four-family owner occupied	$—	$—
One-to four-family non-owner occupied	676,043	113,875
Home equity	—	—
Mobile home	18,090	—
Secured by other properties	769,985	—
Construction and land development	388,067	388,067

Total real estate loans	1,852,185	501,942

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	—
Savings accounts	—	—

Total commercial and consumer loans	—	—

Total loans	$1,852,185	$501,942

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

At December 31, 2010 and September 30, 2010, there were no loans 90 days past due and still accruing interest. At December 31, 2010, the Company had eleven loans on non-accrual status with foregone interest in the amount of $45,193. At September 30, 2010, the Company had two loans on non-accrual status with foregone interest in the amount of $14,810.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible.

The following tables are a summary of impaired loans by class of loans as of December 31, 2010 and September 30, 2010:

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family non-owner occupied	$441,172	$427,842	$—	$441,172	$6,749

With an allowance recorded:
Secured by other properties	$770,669	$769,985	$77,000	$770,669	$642

Total
One-to four-family non-owner occupied	$441,172	$427,842	$—	$441,172	$6,749
Secured by other properties	$770,669	$769,985	$77,000	$770,669	$642

	September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family non-owner occupied	$442,159	$428,623	$—	$442,159	$35,539

With an allowance recorded:
Secured by other properties	$767,466	$769,985	$35,880	$767,466	$32,462

Total
One-to four-family non-owner occupied	$442,159	$428,623	$—	$442,159	$35,539
Secured by other properties	$767,466	$769,985	$35,880	$767,466	$32,462

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and September 30, 2010:

	Level 1	Level 2	Level 3	Total
December 31, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,654,019	$—	$5,654,019

September 30, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,510,217	$—	$5,510,217

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2010 and September 30, 2010:

	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2010
Impaired loans	$—	$—	$692,985	$692,985	$—
Foreclosed assets	$—	$—	$55,000	$55,000	$—

September 30, 2010
Impaired loans	$—	$—	$734,105	$734,105	$—
Foreclosed assets	$—	$—	$35,000	$35,000	$(81,219)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $81,219 for the year ended September 30, 2010, was recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts of cash and cash equivalents approximate fair value.

Securities Available for Sale (Carried at Fair Value). Where quoted prices are available in an active market, securities available for sale are classified within Level 1 of the valuation hierarchy. Level 1 would include highly liquid government bonds, mortgage products and exchange-traded equities. If quoted market prices are not available, securities available for sale are classified within level 2 and fair value values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions and certain corporate, asset-backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Federal Home Loan Bank Stock (Carried at Cost). The carrying amount of Federal Home Loan Bank stock approximates fair value, and considers the limited marketability of such securities.

Loans Receivable (Carried at Cost). The fair values of loans are estimated using discounted cash flow analyses, using market rates at the statement of condition date that reflect the credit and interest rate risk inherent in the loans. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. Generally, for variable rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.

Impaired Loans (Generally Carried at Fair Value). Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Impaired loans are measured at an observable market price (if available), or at fair value of the loan’s collateral (if the loan is collateral dependent). When the loan is dependent on collateral, fair value of collateral is determined by appraisal or independent valuation, which is then adjusted for the related cost to sell. Impaired loans allocated to the Allowance for Loan and Lease Losses are measured at the lower of cost or fair value on a nonrecurring basis.

Foreclosed Assets (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs). Fair values of foreclosed assets are measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed assets are measured on a nonrecurring basis.

Deposit Liabilities (Carried at Cost). The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair value for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities.

Federal Home Loan Bank Advances (Carried at Cost). Fair values of FHLB advances are estimated using discounted cash flows analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity. These prices obtained from this active market represent a market value that is deemed to represent the transfer price if the liability were assumed by a third party.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

Accrued Interest Receivable and Payable (Carried at Cost). The carrying amounts of accrued interest approximate fair value.

Off Balance Sheet Credit-Related Instruments (Disclosures at Cost). Fair values for off balance-sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,776	$3,776	$4,849	$4,849
Securities available for sale	5,654	5,654	5,510	5,510
Securities held to maturity	4,638	4,511	3,778	3,824
Federal Home Loan Bank stock	623	623	579	579
Loans receivable, net	54,904	58,284	52,544	56,555
Accrued interest receivable	265	265	272	272
Financial liabilities:
Deposits	50,693	51,479	49,971	50,805
Federal Home Loan Bank advances	11,500	10,759	10,000	9,441
Accrued interest payable	43	43	43	43
Off-Balance sheet financial instruments	—	—	—	—

Note 6. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2010, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated April 15, 2010 under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three month period ended December 31, 2010, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2010 included in the Company’s Annual Report on 10-K.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

Total assets increased by $2,255,000, or 3.18%, to $73,207,000 at December 31, 2010 from $70,952,000 at September 30, 2010. The increase was primarily the result of a $1,004,000 increase in investment securities and a $2,360,000 increase in net loans.

Cash and cash equivalents decreased from $4,849,000 at September 30, 2010 to $3,777,000 at December 31, 2010. This was a decrease of $1,072,000, or 22.11%. The decrease in cash and cash equivalents was due to increases in investment securities and loans.

Investment securities increased by $1,004,000, or 10.81%, to $10,292,000 at December 31, 2010, from $9,288,000 at September 30, 2010. The increase was the result of $1,372,000 in purchases offset by $286,000 in maturities, payments and calls.

Total net loans increased from $52,544,000 at September 30, 2010 to $54,904,000 at December 31, 2010. This represented an increase of $2,360,000, or 4.49%. The increase was primarily attributable to an increase of $1,409,000, or 3.42%, in one-to four-family real estate mortgage loans, an increase of $554,000, or 14.71%, in construction and land development loans and $419,000, or 46.15%, in loans secured by other properties.

Total liabilities at December 31, 2010 were $62,298,000, an increase of $2,178,000, or 3.62%, from $60,120,000 at September 30, 2010. The increase was due to an increase in total deposits of $722,000, or 1.44%, and an increase in borrowings from the Federal Home Loan Bank of $1,500,000, or 15.00%, from September 30, 2010 to December 31, 2010.

Deposits increased from $49,971,000 at September 30, 2010 to $50,693,000 at December 31, 2010. This represented an increase of $722,000, or 1.44%. Non-interest bearing deposits decreased by $81,000 or 11.25%, from $720,000 at September 30, 2010 to $639,000 at December 31, 2010. Interest-bearing demand deposits decreased to $3,854,000 at December 31, 2010 from $4,277,000 at September 30, 2010. This was a decrease of $423,000, or 9.89%. Savings deposits increased by $324,000, or 3.50%, to $9,591,000 at December 31, 2010, from $9,267,000 at September 30, 2010. Certificates of deposit increased from $35,707,000 at September 30, 2010, to $36,609,000 at December 31, 2010. This was an increase of $902,000, or 2.53%, from September 30, 2010 to December 31, 2010.

Stockholders’ equity was $10,909,000, or 14.90% of total assets at December 31, 2010, compared to $10,832,000, or 15.27%, of total assets at September 30, 2010. The changes in stockholders’ equity were the result of net income for the three months ended December 31, 2010 of $121,000 and a $44,000 decrease in other comprehensive income related to the effects of interest rate fluctuations on the Company’s available for sale securities portfolio.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

Overview. Net income increased by $6,000, or 5.22%, to $121,000 for the three months ended December 31, 2010 from $115,000 for the three months ended December 31, 2009. Net interest income increased by $74,000, or 13.41%, to $626,000 for the three months ended December 31, 2010 from $552,000 for the three months ended December 31, 2009. Provision for loan and lease losses increased by $25,000, or 83.33%, to $55,000 for the three months ended December 31, 2010 from $30,000 for the three months ended December 31, 2009. Non-interest income decreased $23,000, or 46.00%, from $50,000 for the three months ended December 31, 2009 to $27,000 for the three months ended December 31, 2010. Non-interest expense increased $23,000, or 5.99%, to $407,000 for the three months ended December 31, 2010 from $384,000 for the three months ended December 31, 2009.

Net Interest Income. Net interest income increased $74,000, or 13.41%, to $626,000 for the three months ended December 31, 2010 from $552,000 for the three months ended December 31, 2009. The increase primarily resulted from the combined effects of an increase of $12,000, or 1.31%, in interest and dividend income to $925,000 for the three months ended December 31, 2010 from $913,000 for the three months ended December 31, 2009, and a decrease of $62,000, or 17.17%, in interest expense to $299,000 for the three months ended December 31, 2010 from $361,000 for the three months ended December 31, 2009. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $25,000 to $55,000 for the three months ended December 31, 2010, from $30,000 for the three months ended December 31, 2009. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2010, an increase in the specific allowance for our impaired loan from $36,000 at September 30, 2010 to $77,000 at December 31, 2010, and the uncertainty regarding the housing market. The Company did not record charge-offs during the three months ended December 31, 2010 and December 31, 2009.

Non-Interest Income. Non-interest income was $27,000 for the three months ended December 31, 2010, which was a decrease of $23,000, or 46.00%, from $50,000 for the three months ended December 31, 2009. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decline in one-to four-family non-owner occupied loan settlements during the comparable three month periods.

Non-Interest Expense. Non-interest expense increased by $23,000, or 5.99%, to $407,000 for the three months ended December 31, 2010 from $384,000 for the three months ended December 31, 2009. The increase was due to increases in salaries, fees and employment expenses, increases in professional fees, offset by a decrease in Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $26,000, or 11.35%, from $229,000 for the three months ended

December 31, 2009 to $255,000 for the three months ended December 31, 2010, primarily as a result of normal pay scale adjustments. Professional fees increased from $20,000 for the three months ended December 31, 2009, to $25,000 for the three months ended December 31, 2010. This increase of $5,000, or 25.00%, was the result of the increased reporting requirements associated with the Company’s new public company status. FDIC insurance premiums decreased by $12,000, or $44.44%, from $27,000 at December 31, 2009, to $15,000 at December 31, 2010. This decrease was the result of the recording of additional FDIC expenses during the three months ended December 31, 2009, after the depletion of the one-time assessment credit in the quarter ending September 30, 2009.

Income Taxes. The provision for income taxes decreased by $3,000, or 4.11%, to $70,000 for the three months ended December 31, 2010 from $73,000 for the three months ended December 31, 2009. The Company changed its accounting method for taxes from cash basis to accrual basis for the fiscal year ended September 30, 2010 and therefore anticipates a decrease in the current provision for income taxes.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $78,000 and $107,000 for the three months ended December 31, 2010 and 2009, respectively. The decrease in total comprehensive income resulted from an increase of $6,000 in net income and a decrease of $35,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments, and maturities of securities. In addition, the Company has the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and it has credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of December 31, 2010.

The Company regularly monitors and adjusts its investments in liquid assets based upon its assessment of: (1) expected loan demand; (2) expected deposit flows; (3) yields available on interest-earning deposits and securities; and (4) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning deposits and short and intermediate term assets.

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At December 31, 2010, cash and cash-equivalents totaled $3,777,000. Securities classified as available for sale, totaling $5,654,000 provide additional sources of liquidity. In addition, at December 31, 2010, the Company had the ability to borrow a total of approximately $21,900,000 from the Federal Home Loan Bank of Atlanta. At December 31, 2010, the Company had $11,500,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at December 31, 2010.

At December 31, 2010, the Company had $4,465,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of December 31, 2010, totaled $23,435,000, or 46.22% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2011. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of December 31, 2010, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 12.33%, 22.57% and 23.35%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with the prior notice to the OTS, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At December 31, 2010, the Company had liquid assets of $1,359,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

Date: February 14, 2011	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: February 14, 2011	Jodi L. Beal
Vice President and Chief Financial Officer