Form 10-Q
period 2011-03-31
Fairmount Bancorp, Inc.
filed 2011-05-16
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 16, 2011, the number of shares of common stock outstanding was 444,038.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$350,500	$281,379
Interest-bearing deposits in other banks	48,208	126,173
Certificates of deposit	1,749,000	2,748,000
Federal funds sold	749,709	1,693,959

Cash and cash equivalents	2,897,417	4,849,511

Securities available for sale, at fair value	5,431,691	5,510,217
Securities held to maturity, at amortized cost	4,637,782	3,778,056
Federal Home Loan Bank stock, at cost	627,100	578,600
Loans, net of allowances for loan and lease losses of $489,486 at March 31, 2011 and $334,486 at September 30, 2010	55,774,922	52,544,287
Accrued interest receivable, investments	58,750	53,716
Accrued interest receivable, loans	214,930	217,955
Premises and equipment, net	2,891,113	2,939,895
Foreclosed assets, net	35,000	35,000
Prepaid expenses	236,147	253,506
Cash surrender value of life insurance	66,882	66,882
Income tax receivable	—	118,862
Deferred income tax asset	7,335	—
Other assets	23,194	5,151

Total assets	$72,902,263	$70,951,638

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$870,306	$719,701
Interest-bearing demand deposits	3,889,099	4,276,850
Savings deposits	9,641,413	9,267,426
Certificates of deposit	36,836,220	35,706,562

Total deposits	51,237,038	49,970,539

Federal Home Loan Bank advances	10,500,000	10,000,000
Income taxes payable	4,774	—
Accrued interest payable	41,830	42,667
Deferred compensation liability	23,360	23,360
Deferred income tax liabilities	—	18,064
Other liabilities	43,210	65,537

Total liabilities	61,850,212	60,120,167

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at March 31, 2011 and September 30, 2010	4,440	4,440
Additional paid in capital	3,744,182	3,744,182
Retained earnings	7,499,553	7,239,989
Unearned ESOP shares	(289,710)	(289,710)
Accumulated other comprehensive income	93,586	132,570

Total stockholders’ equity	11,052,051	10,831,471

Total liabilities and stockholders’ equity	$72,902,263	$70,951,638

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest and dividend income:
Interest on loans	$862,707	$838,989	$1,693,236	$1,676,948

Interest and dividends on investments	103,354	82,227	197,810	157,249

Total interest income	966,061	921,216	1,891,046	1,834,197

Interest expense:
Interest on deposits	208,332	264,274	436,986	555,247
Interest on borrowings	69,467	69,096	139,690	139,582

Total interest expense	277,799	333,370	576,676	694,829

Net interest income	688,262	587,846	1,314,370	1,139,368

Provision for loan and lease losses	100,000	30,000	155,000	60,000

Net interest income after provision for loan and lease losses	588,262	557,846	1,159,370	1,079,368

Non-interest income:
Service fees on deposit accounts	1,110	427	2,381	1,242
Other service charges, commissions and fees	23,983	21,711	48,497	68,144
Gain on disposal of investment securities	—	—	—	1,164
Other non-interest income	957	1,423	1,938	4,005

Total non-interest income	26,050	23,561	52,816	74,555

Non-interest expense:
Salaries, fees and employment	223,061	202,150	477,711	431,556
Premises and equipment	44,953	45,534	87,472	87,845
Professional fees	36,799	19,055	61,634	38,957
Data processing	22,651	21,453	42,603	39,895
FDIC insurance premium	18,021	20,717	33,385	47,984
Supervisory examination	9,662	7,325	19,037	14,236
Insurance and bond premiums	5,430	4,469	10,647	7,328
Stationery, printing and supplies	11,262	8,086	15,830	18,181
Other operating expenses	34,111	29,937	64,303	57,299

Total non-interest expense	405,950	358,726	812,622	743,281

Income before income taxes	208,362	222,681	399,564	410,642

Income taxes	70,000	88,000	140,000	161,000

Net income	$138,362	$134,681	$259,564	$249,642

Basic earnings per share	$0.33	N/A	$0.63	N/A

Basic weighted average shares outstanding	415,067	N/A	415,067	N/A

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2011 and 2010

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2009	$—	$—	$6,727,340	$—	$62,500	$6,789,840

Comprehensive income:
Net income	—	—	249,642	—	—	249,642

Change in unrealized gain on available for sale securities, net of tax effect of $11,503	—	—	—	—	15,513	15,513

Total comprehensive income						265,155

Balance, March 31, 2010	$—	$—	$6,976,982	$—	$78,013	$7,054,995

Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$132,570	$10,831,471

Comprehensive income:
Net income	—	—	259,564	—	—	259,564

Change in unrealized gain on available for sale securities, net of tax effect of $30,246	—	—	—	—	(38,984)	(38,984)

Total comprehensive income						220,580

Balance, March 31, 2011	$4,440	$3,744,182	$7,499,553	$(289,710)	$93,586	$11,052,051

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$259,564	$249,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,889	55,050
Amortization and accretion of securities	15,231	4,721
Provision for loan and lease losses	155,000	60,000
Other (gains) and losses, net	—	(2,476)
(Increase) decrease in accrued interest receivable	(2,009)	(26,116)
(Increase) decrease in prepaid expenses	17,359	(477,912)
(Increase) decrease in income taxes receivable	118,862	—
(Increase) decrease in other assets	(18,043)	(90)
Increase (decrease) in accounts payable	—	(194,666)
Increase (decrease) in accrued interest payable	(837)	(472)
Increase (decrease) in income taxes payable	4,774	(51,635)
Increase (decrease) in other liabilities	(22,327)	(27,009)

Net cash provided (used) by operating activities	584,463	(410,963)

Cash flows from investing activities:
Proceeds from maturities, payments and calls of available for sale securities	511,315	372,077
Proceeds from maturities, payments and calls of held to maturity securities	—	500,000
Purchases of available for sale securities	(505,746)	(2,011,743)
Purchases of held to maturity securities	(866,383)	(1,000,000)
(Purchases) redemptions of Federal Home Loan Bank stock	(48,500)	—
Net (increase) in loans	(3,385,635)	(536,115)
Proceeds from disposal of foreclosed assets	17,514	95,712
Proceeds from disposal of equipment	—	600
Purchases of premises and equipment	(25,621)	(138,149)

Net cash provided (used) by investing activities	(4,303,056)	(2,717,618)

Cash flows from financing activities:
Net increase in deposits	1,266,499	3,220,854
Net increase (decrease) in borrowings	500,000	—

Net cash provided (used) by financing activities	1,766,499	3,220,854

Net increase (decrease) in cash and cash equivalents	(1,952,094)	92,273

Cash and cash equivalents, beginning balance	4,849,511	4,632,905

Cash and cash equivalents, ending balance	$2,897,417	$4,725,178

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$577,513	$695,301
Income taxes	$16,364	$256,520

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on securities available for sale - net of tax effect of $30,246 and $11,503, respectively	$(38,984)	$15,513
Foreclosed assets acquired in settlement of loans	$17,514	$—

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc. (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. Accordingly, the reported results for the six months ended March 31, 2010, related solely to the operations of the Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning after December 31, 2010. The Company has included the required disclosures in its consolidated financial statements.

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

On October 18, 2010, the SEC issued Release No. 33-9153, “Shareholder Approval of Executive Compensation and Golden Parachute Compensation”. This release proposed requires public companies to provide shareholder advisory vote on executive compensation. On January 25, 2011, the SEC adopted the rule requiring public companies to provide shareholders with an advisory “say-on-pay” vote at least once every three years beginning with the annual shareholders’ meetings taking place after January 21, 2011. The rule also requires companies to provide additional disclosures on say-on-pay votes in their proxy statements filed on or after April 25, 2011. The release will not have a material impact on the Company’s consolidated financial statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations”. The guidance requires pro forma disclosure for business combinations that occurred in the current period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting. If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exits. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The release will not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is A Troubled Debt Restructuring”. The ASU provides additional guidance to creditors in determining what constitutes a troubled debt restructuring. The ASU also amends ASU 2010-20 to defer the disclosure of troubled debt restructurings to coincide with the effective date of this ASU. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011 for public entities and interim and annual periods ending on or after December 15, 2012 for nonpublic entities. The release will not have a material impact on the Company’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, “Interactive data to Improve Financial Reporting”, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule. Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010. All remaining filers are required to provide interactive data reports with their first quarterly report for fiscal periods ending on or after June 15, 2011. The release will not have a material impact on the Company’s consolidated financial statements.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or six month periods ended March 31, 2011. Because the mutual to stock conversion was not completed until June 2, 2010, the earnings per share data is not presented for the three and six month periods ended March 31, 2010.

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011

Net income	$138,362	$259,564

Weighted average common shares outstanding	415,067	415,067

Earnings per common share, basic	$0.33	$0.63

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year term of the loan with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of March 31, 2011, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the six months ended March 31, 2011 and 2010, respectively.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2. Employee Stock Ownership Plan (Continued)

A summary of ESOP shares at March 31, 2011, is as follows:

Shares committed for release	6,552
Unearned shares	28,971

Total ESOP shares	35,523

Fair value of unearned shares	$463,536

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at March 31, 2011 and September 30, 2010 are as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,272,547	$161,662	$(2,518)	$5,431,691

	$5,272,547	$161,662	$(2,518)	$5,431,691

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,000,000	$6,702	$(66,953)	$2,939,749
State and Municipal Securities	1,637,782	29,588	(24,671)	1,642,699

	$4,637,782	$36,290	$(91,624)	$4,582,448

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$5,286,426	$223,791	$—	$5,510,217

	$5,286,426	$223,791	$—	$5,510,217

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,005,655	$24,698	$(24,320)	$3,006,033
State and Municipal Securities	772,401	45,579	—	817,980

	$3,778,056	$70,277	$(24,320)	$3,824,013

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

The amortized cost and estimated market value of securities at March 31, 2011 and September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	202,358	215,247	3,115,746	3,085,583
Due after ten years	5,070,189	5,216,444	1,522,036	1,496,865

	$5,272,547	$5,431,691	$4,637,782	$4,582,448

	September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	240,954	254,961	2,304,912	2,308,640
Due after ten years	5,045,472	5,255,256	1,473,144	1,515,373

	$5,286,426	$5,510,217	$3,778,056	$3,824,013

There were no sales of investment securities for the six months ended March 31, 2011 or for the year ended September 30, 2010.

Securities with gross unrealized losses at March 31, 2011 and September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$494,289	$2,518	$—	$—	$494,289	$2,518

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,933,047	$66,953	$—	$—	$1,933,047	$66,953
State and Municipal Securities	497,365	24,671	—	—	497,365	24,671

	$2,430,412	$91,624	$—	$—	$2,430,412	$91,624

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

At March 31, 2011, the Company held four investments with gross unrealized losses totaling ($94,142). At September 30, 2010, the Company held one investment with a gross unrealized loss totaling ($24,320). The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

Mobile Home Loans. This portfolio segment consists of mobile home loans that were purchased from a third-party originator and funded by us at settlement. Mobile home lending involves additional risks as a result of higher loan-to-value ratios usually associated with these types of loans. Mobile home loan customers have historically been more adversely impacted by weak economic conditions, consequently, mobile home loans bear a higher rate of interest, have a higher probability of default, and may involve higher delinquency rates. In addition, the values of mobile home loans decline over time and higher levels of inventories of repossessed and used mobile homes may affect the values of collateral and result in higher charge-offs and provisions for loan losses. The Company ceased originating these loans in September 2007, and no future originations of these types of loans are planned.

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

During December 2010, the Company repossessed a mobile home which was subsequently sold during March 2011. The total principal loss that was charged against the mobile home loan reserve account, after the sale of the mobile home, was $19,000. The loss on this mobile home repossession was not charged against the allowance for loan losses. The mobile home loan portfolio segment is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. The Company will continue to monitor the reserve account and modify its allowance for loan losses relative to mobile home loans.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of March 31, 2011
	One –to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	2,210	68,954	16,437	83,174	6,024	(1,286)	(20,513)	155,000

Ending Balance	$41,167	$143,789	$16,437	$144,690	$136,032	$4,165	$3,206	$489,486

Ending balance: individually evaluated for impairment	$—	$—	$—	$117,000	$—	$—	$—	$117,000

Ending balance: collectively evaluated for impairment	$41,167	$143,789	$16,437	$27,690	$136,032	$4,165	$3,206	$372,486

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$27,444,925	$17,294,227	$2,533,207	$2,352,274	$4,994,579	$1,666,091		$56,285,303

Ending balance: individually evaluated for impairment	$—	$—	$—	$769,985	$—	$—		$769,985

Ending balance: collectively evaluated for impairment	$27,444,925	$17,294,227	$2,533,207	$1,582,289	$4,994,579	$1,666,091		$55,315,318

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2010
	One –to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$36,960	$85,927	$—	$10,160	$62,686	$6,119	$17,865	$219,717
Charge-offs	—	—	—	—	(81,219)	(6,953)	—	(88,172)
Recoveries	—	—	—	—	—	2,941	—	2,941
Provision	1,997	(11,092)		51,356	148,541	3,344	5,854	200,000

Ending Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486

Ending balance: individually evaluated for impairment	$—	$—	$—	$35,880	$—	$—	$—	$35,880

Ending balance: collectively evaluated for impairment	$38,957	$74,835	$—	$25,636	$130,008	$5,451	$23,719	$298,606

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$25,763,915	$17,281,713	$2,684,489	$2,392,537	$3,770,400	$973,329		$52,866,383

Ending balance: individually evaluated for impairment	$—	$428,623	$—	$769,985	$—	$—		$1,198,608

Ending balance: collectively evaluated for impairment	$25,763,915	$16,853,090	$2,684,489	$1,622,552	$3,770,400	$973,329		$51,667,775

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

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

The following tables are a summary of the loan portfolio quality indicators by loan class as of March 31, 2011 and September 30, 2010:

	March 31, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,551,965	$16,201,943	$1,892,960	$2,509,740	$1,582,289	$4,095,390
Special Mention	—	378,102	—	—	—	90,000
Substandard	—	714,182	—	23,467	769,985	809,189

	$25,551,965	$17,294,227	$1,892,960	$2,533,207	$2,352,274	$4,994,579

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,630,035	$17,983	$18,073
Special Mention	—	—	—
Substandard	—	—	—

	$1,630,035	$17,983	$18,073

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2011, and September 30, 2010:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$—	$—	$25,551,965	$25,551,965	$—
One-to four-family non-owner occupied	63,544	—	674,579	738,123	16,556,104	17,294,227	—
Home equity	—	—	—	—	1,892,960	1,892,960	—
Mobile home	55,640	77,782	—	133,422	2,399,785	2,533,207	—
Secured by other properties	—	—	769,985	769,985	1,582,289	2,352,274	—
Construction and land development	—	—	388,067	388,067	4,606,512	4,994,579	—

Total real estate loans	119,184	77,782	1,832,631	2,029,597	52,589,615	54,619,212	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,630,035	1,630,035	—
Commercial leases	—	—	—	—	17,983	17,983	—
Savings accounts	9,234	—	—	9,234	8,839	18,073	—

Total commercial and consumer loans	9,234	—	—	9,234	1,656,857	1,666,091	—

Total loans	$128,418	$77,782	$1,832,631	$2,038,831	$54,246,472	$56,285,303	$—

	September 30, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$12,111	$—	$—	$12,111	$24,047,876	$24,059,987	$—
One-to four-family non-owner occupied	622,160	—	113,875	736,035	16,545,678	17,281,713	—
Home equity	—	—	—	—	1,703,928	1,703,928	—
Mobile home	130,308	—	—	130,308	2,554,181	2,684,489	—
Secured by other properties	—	—	—	—	2,392,537	2,392,537	—
Construction and land development	—	—	388,067	388,067	3,382,333	3,770,400	—

Total real estate loans	764,579	—	501,942	1,266,521	50,626,533	51,893,054	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	906,770	906,770	—
Commercial leases	—	322	—	322	40,328	40,650	—
Savings accounts	—	—	—	—	25,909	25,909	—

Total commercial and consumer loans	—	322	—	322	973,007	973,329	—

Total loans	$764,579	$322	$501,942	$1,266,843	$51,599,540	$52,866,383	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of non-accrual loans by loan class as of the dates indicated:

	March 31, 2011	September 30, 2010

Real estate loans:
One-to four-family owner occupied	$—	$—
One-to four-family non-owner occupied	674,579	113,875
Home equity	—	—
Mobile home	—	—
Secured by other properties	769,985	—
Construction and land development	388,067	388,067

Total real estate loans	1,832,631	501,942

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	—
Savings accounts	—	—

Total commercial and consumer loans	—	—

Total loans	$1,832,631	$501,942

At March 31, 2011 and September 30, 2010, there were no loans 90 days past due and still accruing interest. At March 31, 2011, the Company had twelve loans on non-accrual status with foregone interest in the amount of $63,256. At September 30, 2010, the Company had two loans on non-accrual status with foregone interest in the amount of $14,810.

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

The following tables are a summary of impaired loans by class of loans as of March 31, 2011, and September 30, 2010:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:	$—	$—	$—	$—	$—

With an allowance recorded:
Secured by other properties	$772,642	$769,985	$117,000	$772,642	$642

Total
Secured by other properties	$772,642	$769,985	$117,000	$772,642	$642

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

Loans may be periodically modified to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. At March 31, 2011 and September 30, 2010, we had one loan secured by other properties in the amount of $770,000 that was restructured.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total
March 31, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,431,691	$—	$5,431,691

September 30, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,510,217	$—	$5,510,217

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at March 31, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2011
Impaired loans	$—	$—	$652,985	$652,985	$—
Foreclosed assets	$—	$—	$35,000	$35,000	$—

September 30, 2010
Impaired loans	$—	$—	$734,105	$734,105	$—
Foreclosed assets	$—	$—	$35,000	$35,000	$(81,219)

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

Off- Balance Sheet Credit-Related Instruments (Disclosures at Cost). Fair values for off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these instruments is not material.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements

The estimated fair values of the Company’s financial instruments were as follows:

	March 31, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$2,897	$2,897	$4,849	$4,849
Securities available for sale	5,432	5,432	5,510	5,510
Securities held to maturity	4,638	4,582	3,778	3,824
Federal Home Loan Bank stock	627	627	579	579
Loans receivable, net	55,775	58,809	52,544	56,555
Accrued interest receivable	274	274	272	272
Financial liabilities:
Deposits	51,237	51,865	49,971	50,805
Federal Home Loan Bank advances	10,500	9,926	10,000	9,441
Accrued interest payable	42	42	43	43
Off-Balance sheet financial instruments	—	—	—	—

Note 6. Proposed Conversion Merger

On May 12, 2011, the Company announced that it had entered into a definitive agreement with Fullerton Federal Savings Association (“Fullerton Federal”) headquartered in Baltimore, Maryland, to acquire Fullerton Federal in a conversion merger transaction. At March 31, 2011, Fullerton Federal had total assets, loans, deposits and equity of $8,975,000, $2,677,000, $7,756,000 and $1,144,000, respectively. In connection with this transaction, the Company will offer shares of its common stock to certain members of Fullerton Federal and then to the Company’s ESOP (described in Note 2) in a subscription offering. Any stock not purchased in the subscription offering, will then be offered to certain members of Fullerton Federal’s community and to the general public. Following the closing of the offering of the Company’s common stock, Fullerton Federal will merge with and into Fairmount Bank, with Fairmount Bank as the surviving institution. The Company currently expects this transaction to be finalized late in the third quarter or early in the fourth quarter of 2011.

Note 7. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2011, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events other than the conversion merger disclosed in Note 6 that require adjustment to or disclosure in the financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated April 15, 2010, under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the six month period ended March 31, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2010 included in the Company’s Annual Report on 10-K.

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

Total assets increased by $1,950,000, or 2.75%, to $72,902,000 at March 31, 2011, from $70,952,000 at September 30, 2010. The increase was a result of an increase of $3,231,000 in net loans and an increase of $782,000 in investment securities, funded by a decrease of $1,952,000 in cash and cash equivalents.

Cash and cash equivalents decreased to $2,897,000 at March 31, 2011, from $4,849,000 at September 30, 2010. This represented a decrease of $1,952,000, or 40.26%, which was due to loan funding and investment securities purchases during the six months ended March 31, 2011.

Investment securities increased by $782,000, or 8.42%, from $9,288,000 at September 30, 2010, to $10,070,000, at March 31, 2011. The increase was funded by proceeds from interest bearing deposits in other banks, certificates of deposit and federal funds sold. Our held to maturity portion of the portfolio, at amortized cost, was $4,638,000, and our available-for-sale portion of the portfolio, at fair value, was $5,432,000.

Total net loans increased from $52,544,000 at September 30, 2010, to $55,775,000 at March 31, 2011. This represented an increase of $3,231,000, or 6.15%. The one-to four-family owner occupied real estate loans increased $1,492,000, or 6.20%, to $25,552,000 at March 31, 2011, from $24,060,000 at September 30, 2010. Construction and land development loans increased $1,224,000, or 32.47%, to $4,995,000 at March 31, 2011, from $3,770,000 at September 30, 2010. Secured commercial loans increased $723,000, or 79.76%, to $1,630,000 at March 31, 2011, from $907,000 at September 30, 2010.

Total liabilities at March 31, 2011, were $61,850,000, an increase of $1,729,000, or 2.88%, from $60,121,000 at September 30, 2010. The increase was due primarily to an increase in deposits of $1,266,000, or 2.53%, from September 30, 2010 to March 31, 2011, and an increase in Federal Home Loan Bank advances of $500,000, or 5.00%.

Deposits increased from $49,971,000 at September 30, 2010, to $51,237,000 at March 31, 2011. The increase of $1,266,000, or 2.53%, in total deposits was primarily the result of an increase in certificates of deposit. Certificates of deposit increased from $35,707,000 at September 30, 2010, to $36,836,000 at March 31, 2011. This represented an increase of $1,129,000, or 3.16%, from September 30, 2010, to March 31, 2011.

Total equity was $11,052,000, or 15.16%, of total assets at March 31, 2011, compared to $10,831,000, or 15.27% of total assets at September 30, 2010. The primary reason for the $221,000, or 2.04%, increase in equity was $260,000 in net income reported during the six months ended March 31, 2011. Accumulated other comprehensive income decreased by $39,000 from a gain of $132,000 at September 30, 2010, to a gain of $93,000 at March 31, 2011. The change in accumulated other comprehensive income was primarily due to the effects of interest rate fluctuations on the Company’s available-for-sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

Overview. Net income increased by $3,000, or 2.22%, to $138,000 for the three months ended March 31, 2011, from $135,000 for the three months ended March 31, 2010. Net interest income increased by $100,000, or 17.01%, to $688,000 for the three months ended March 31, 2011, from $588,000 for the three months ended March 31, 2010. Provision for loan and lease losses increased by $70,000, or 233.33%, to $100,000 for the three months ended March 31, 2011, from $30,000 for the three months ended March 31, 2010. Non-interest income increased $2,000, or 8.33%, to $26,000 for the three months ended March 31, 2011, from $24,000 for the three months ended March 31, 2010. Non-interest expense increased $47,000, or 13.09%, to $406,000 for the three months ended March 31, 2011, from $359,000 for the three months ended March 31, 2010.

Net Interest Income. Net interest income increased $100,000, or 17.01%, to $688,000 for the three months ended March 31, 2011, from $588,000 for the three months ended March 31, 2010. The increase primarily resulted from the combined effects of an increase of $45,000, or 4.89%, in interest and dividend income to $966,000 for the three months ended March 31, 2011, from $921,000 for the three months ended March 31, 2010, and a decrease of $55,000, or 16.52%, in interest expense to $278,000 for the three months ended March 31, 2011, from $333,000 for the three months ended March 31, 2010. The increase in interest and dividend income was the result of increases in the average balances of loans and investments offset by a decrease in the average rate earned on loans and investments. Interest expense decreased as a result of the decrease in average rates paid on deposits and borrowings offset by increases in the overall balances in deposits.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $70,000 to $100,000 for the three months ended March 31, 2011, from $30,000 for the three months ended March 31, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses was an increase of $40,000 in the specific allowance for our impaired loan from $77,000 at December 31, 2010 to $117,000 at March 31, 2011, and the uncertainty regarding the housing market. The Company did not record charge-offs during the three months ended March 31, 2011. The Company recorded charge-offs of $7,000 during the three months ended March 31, 2010.

Non-Interest Income. Non-interest income was $26,000 for the three months ended March 31, 2011, which was an increase of $2,000, or 8.33%, from $24,000 for the three months ended March 31, 2010.

Non-Interest Expense. Non-interest expense increased by $47,000, or 13.09%, to $406,000 for the three months ended March 31, 2011, from $359,000 for the three months ended March 31, 2010. The increase was due to increases in salaries, fees and employment expenses and increases in professional fees. Salaries, fees and employment expenses increased by $21,000, or 10.40%, from $202,000 for the three months ended March 31, 2010, to $223,000 for the three months ended March 31, 2011, primarily as a result of normal pay scale adjustments. Professional fees increased from $19,000 for the three months ended March 31, 2010, to $37,000 for the three months ended March 31, 2011. This increase of $18,000, or 94.74%, was the result of the increased reporting requirements associated with the Company’s new public company status.

Income Taxes. The provision for income taxes decreased by $18,000, or 20.45%, to $70,000 for the three months ended March 31, 2011, from $88,000 for the three months ended March 31, 2010. The Company changed its accounting method for taxes from cash basis to accrual basis for the fiscal year ended September 30, 2010, and therefore anticipates a decrease in the current provision for income taxes.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $143,000 and $158,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease of $15,000, or 9.49%, in total comprehensive income resulted from an increase of $3,000 in net income and a decrease of $18,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Six Months Ended March 31, 2011 and March 31, 2010

Overview. Net income increased by $10,000, or 4.00%, to $260,000 for the six months ended March 31, 2011, from $250,000 for the six months ended March 31, 2010. Net interest income increased by $175,000, or 15.36%, to $1,314,000 for the six months ended March 31, 2011, from $1,139,000 for the six months ended March 31, 2010. Provision for loan and lease losses increased by $95,000, or 158.33%, to $155,000 for the six months ended March 31, 2011, from $60,000 for the six months ended March 31, 2010. Non-interest income decreased by $22,000, or 29.33%, from $75,000 for the six months ended March 31, 2010, to $53,000 for the six months ended March 31, 2011. Non-interest expense increased by $69,000, or 9.29%, to $812,000 for the six months ended March 31, 2011, from $743,000 for the six months ended March 31, 2010.

Net Interest Income. Net interest income increased by $175,000, or 15.36%, to $1,314,000 for the six months ended March 31, 2011, from $1,139,000 for the six months ended March 31, 2010. The increase primarily resulted from the combined effects of an increase of $57,000, or 3.11%, in interest and dividend income to $1,891,000 for the six months ended March 31, 2011, from $1,834,000 for the six months ended March 31, 2010, and a decrease of $118,000, or 16.98%, in interest expense to $577,000 for the six months ended March 31, 2011, from $695,000 for the six months ended March 31, 2010. The increase in interest and dividend income was the result of increases in the average balances of loans and investments offset by a decrease in the average rate earned on loans and investments. Interest expense decreased as a result of the decrease in average rates paid on deposits and borrowings offset by increases in the overall balances in deposits.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $95,000, or 158.33%, to $155,000 for the six months ended March 31, 2011, from $60,000 for the six months ended March 31, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2010, an increase of $81,000 in the specific allowance for our impaired loan from $36,000 at September 30, 2010, to $117,000 at March 31, 2011, and the uncertainty regarding the housing market. The Company did not record charge-offs during the six months ended March 31, 2011. The Company recorded net charge-offs of $5,000 for the six months ended March 31, 2010.

Non-Interest Income. Non-interest income was $53,000 for the six months ended March 31, 2011, which was a decrease of $22,000, or 29.33%, from $75,000 for the six months ended March 31, 2010. Service charges and fees decreased by $20,000, or 28.99%, from $69,000 for the six months ended March 31, 2010, to $49,000 at March 31, 2011. This decrease in service fees and charges was primarily due to a decrease in loan settlements during the comparable six month periods.

Non-Interest Expense. Non-interest expense increased by $69,000, or 9.29%, to $812,000 for the six months ended March 31, 2011, from $743,000 for the six months ended March 31, 2010. The increase was due to increases in salaries, fees, and employment expenses, increases in professional fees, offset by decreases in Federal Deposit Insurance Corporation insurance premiums. Salaries, fees and employment expenses increased by $46,000, or 10.65%, from $432,000 for the six months ended March 31, 2010, to $478,000 for the six months ended March 31, 2011, primarily as a result of normal pay scale adjustments.

Professional fees increased by $23,000, or 58.97%, from $39,000 for the six months ended March 31, 2010, to $62,000 for the six months ended March 31, 2011. This increase was the result of the increased reporting requirements associated with the Company’s new public company status. FDIC insurance premiums decreased by $15,000, or 31.25% from $48,000 for the six months ended March 31, 2010, to $33,000 for the six months March 31, 2011. This decrease was the result of the recording of additional FDIC expenses during the six months ended March 31, 2010, after the depletion of the one-time assessment credit in the quarter ending September 2009.

Income Taxes. The provision for income taxes decreased by $21,000, or 13.04%, to $140,000 for the six months ended March 31, 2011, from $161,000 for the six months ended March 31, 2010. The Company changed its accounting method for taxes from cash basis to accrual basis for the fiscal year ended September 30, 2010 and therefore anticipates a decrease in the current provision for income taxes.

Total Comprehensive Income. Total comprehensive income for the six months ended March 31, 2011, and March 31, 2010 consisted of net income and the change in unrealized gains on investment securities available-for-sale, net of tax. Total comprehensive income was $221,000 and $265,000 for the six months ended March 31, 2011 and 2010, respectively. The decrease of $44,000, or 16.60%, in total comprehensive income resulted from an increase in net income of $10,000 offset by a decrease in adjustments to other comprehensive income of $54,000 from a change in unrealized gains on investment securities available-for-sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of March 31, 2011.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2011, cash and cash-equivalents totaled $2,897,000. Securities classified as available-for-sale, totaling $5,432,000 provide additional sources of liquidity. In addition, at March 31, 2011, the Company had the ability to borrow a total of approximately $21,800,000 from the Federal Home Loan Bank of Atlanta. At March 31, 2011, the Company had $10,500,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at March 31, 2011 on this facility.

At March 31, 2011, the Company had $353,000 in mortgage loan commitments outstanding. In addition, at that date, the Company had $4,503,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of March 31, 2011, totaled $25,625,000, or 50.01% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before March 31, 2012. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OTS regulatory requirements. As of March 31, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 12.60%, 22.50% and 23.41%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with the prior notice to the OTS, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At March 31, 2011, the Company had liquid assets of $1,338,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan, holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Fairmount Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: May 16, 2011	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: May 16, 2011	Jodi L. Beal
Vice President and Chief Financial Officer