Form 10-Q
period 2011-06-30
Fairmount Bancorp, Inc.
filed 2011-08-15
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of August 15, 2011, the number of shares of common stock outstanding was 444,038.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2011 and September 30, 2010

	June 30, 2011	September 30, 2010
	(Unaudited)
Assets
Cash and due from banks	$376,433	$281,379
Interest-bearing deposits in other banks	246,777	126,173
Certificates of deposit	1,499,000	2,748,000
Federal funds sold	1,976,343	1,693,959

Cash and cash equivalents	4,098,553	4,849,511

Securities available for sale, at fair value	6,353,594	5,510,217
Securities held to maturity, at amortized cost	2,637,178	3,778,056
Federal Home Loan Bank stock, at cost	611,700	578,600
Loans, net of allowances for loan and lease losses of $575,059 at June 30, 2011 and $334,486 at September 30, 2010	54,742,812	52,544,287
Accrued interest receivable, investments	52,003	53,716
Accrued interest receivable, loans	222,108	217,955
Premises and equipment, net	2,792,310	2,939,895
Foreclosed assets, net	884,000	35,000
Prepaid expenses	229,459	253,506
Cash surrender value of life insurance	68,809	66,882
Income tax receivable	—	118,862
Deferred income tax asset	100,486	—
Other assets	5,473	5,151

Total assets	$72,798,485	$70,951,638

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$1,110,297	$719,701
Interest-bearing demand deposits	3,881,543	4,276,850
Savings deposits	9,423,857	9,267,426
Certificates of deposit	36,406,080	35,706,562

Total deposits	50,821,777	49,970,539
Federal Home Loan Bank advances	10,500,000	10,000,000
Income taxes payable	121,854	—
Accrued interest payable	42,853	42,667
Deferred compensation liability	15,950	23,360
Deferred income tax liabilities	—	18,064
Other liabilities	57,049	65,537

Total liabilities	61,559,483	60,120,167

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at June 30, 2011 and September 30, 2010	4,440	4,440
Additional paid in capital	3,744,182	3,744,182
Retained earnings	7,649,899	7,239,989
Unearned ESOP shares	(289,710)	(289,710)
Accumulated other comprehensive income	130,191	132,570

Total stockholders’ equity	11,239,002	10,831,471

Total liabilities and stockholders’ equity	$72,798,485	$70,951,638

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Interest and dividend income:
Interest on loans	$851,009	$850,921	$2,544,244	$2,527,868
Interest and dividends on investments	100,778	83,681	298,588	240,931

Total interest income	951,787	934,602	2,842,832	2,768,799

Interest expense:
Interest on deposits	198,291	253,262	635,278	808,509
Interest on borrowings	69,102	70,450	208,792	210,031

Total interest expense	267,393	323,712	844,070	1,018,540

Net interest income	684,394	610,890	1,998,762	1,750,259
Provision for loan and lease losses	200,000	45,000	355,000	105,000

Net interest income after provision for loan and lease losses	484,394	565,890	1,643,762	1,645,259

Non-interest income:
Service fees on deposit accounts	713	874	3,094	2,117
Other service charges, commissions and fees	16,299	23,503	64,796	91,647
Gain on sale of assets	127,256	—	127,256	—
Gain on disposal of investment securities	—	—	—	1,164
Other non-interest income	5,063	7,554	7,000	11,559

Total non-interest income	149,331	31,931	202,146	106,487

Non-interest expense:
Salaries, fees and employment	239,158	215,420	716,868	646,976
Premises and equipment	43,458	42,791	130,930	130,637
Professional fees	33,479	20,389	95,112	59,346
Data processing	21,419	17,770	64,021	57,665
FDIC insurance premium	19,311	19,500	52,696	67,484
Supervisory examination	9,662	7,325	28,699	21,561
Insurance and bond premiums	10,154	10,410	20,801	17,739
Stationery, printing and supplies	9,640	4,754	25,470	22,935
Other operating expenses	30,098	27,566	94,401	84,866

Total non-interest expense	416,379	365,925	1,228,998	1,109,209

Income before income taxes	217,346	231,896	616,910	642,537
Income taxes	67,000	76,000	207,000	237,000

Net income	$150,346	$155,896	$409,910	$405,537

Basic earnings per share	$0.36	$0.38	$0.99	$0.99

Basic weighted average shares outstanding	415,067	408,515	415,067	408,515

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2011 and 2010

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2009	$—	$—	$6,727,340	$—	$62,500	$6,789,840
Comprehensive income:
Net income	—	—	405,537	—	—	405,537
Change in unrealized gain on available for sale securities, net of tax effect of $49,035	—	—	—	—	73,120	73,120

Total comprehensive income						478,657
Issuance of common stock	4,440	3,737,162	—	(355,230)	—	3,386,372

Balance, June 30, 2010	$4,440	$3,737,162	$7,132,877	$(355,230)	$135,620	$10,654,869

Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$132,570	$10,831,471
Comprehensive income:
Net income	—	—	409,910	—	—	409,910
Change in unrealized gain on available for sale securities, net of tax effect of $1,947	—	—	—	—	(2,379)	(2,379)

Total comprehensive income						407,531

Balance, June 30, 2011	$4,440	$3,744,182	$7,649,899	$(289,710)	$130,191	$11,239,002

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$409,910	$405,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,429	83,050
Amortization and accretion of securities	19,120	8,216
Provision for loan and lease losses	355,000	105,000
Other (gains) and losses, net	(127,256)	(2,536)
Deferred income taxes	(117,000)
(Increase) decrease in accrued interest receivable	(2,440)	(37,416)
(Increase) decrease in prepaid expenses	24,047	(226,640)
(Increase) decrease in income taxes receivable	118,862	—
(Increase) decrease in cash surrender value of life insurance	(1,927)	(1,953)
(Increase) decrease in other assets	(322)	(103)
Increase (decrease) in accrued interest payable	186	395
Increase (decrease) in income taxes payable	121,854	(51,635)
Increase (decrease) in other liabilities	(8,488)	24,077

Net cash provided (used) by operating activities	876,975	305,992

Cash flows from investing activities:
Proceeds from maturities, payments and calls of available for sale securities	663,884	634,696
Proceeds from maturities, payments and calls of held to maturity securities	2,000,000	500,000
Purchases of available for sale securities	(1,523,049)	(3,018,855)
Purchases of held to maturity securities	(866,383)	(1,000,000)
(Purchases) redemptions of Federal Home Loan Bank stock	(33,100)	—
Net (increase) in loans	(2,553,525)	(2,095,029)
Proceeds from disposal of foreclosed assets	17,514	95,712
Proceeds from disposal of premises and equipment	204,020	660
Purchases of premises and equipment	(881,122)	(147,104)

Net cash provided (used) by investing activities	(2,971,761)	(5,029,920)

Cash flows from financing activities:
Net increase in deposits	851,238	4,008,807
Net increase (decrease) in borrowings	500,000	—
Payments on accrued deferred compensation obligation	(7,410)	—
Proceeds from issuance of common stock	—	3,386,372

Net cash provided (used) by financing activities	1,343,828	7,395,179

Net increase (decrease) in cash and cash equivalents	(750,958)	2,671,251
Cash and cash equivalents, beginning balance	4,849,511	4,632,905

Cash and cash equivalents, ending balance	$4,098,553	$7,304,156

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$843,884	$1,018,145
Income taxes	133,840	351,420
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain (loss) on securities available for sale - net of tax effect of $1,947 and $49,035, respectively	$(2,379)	$73,120
Foreclosed assets acquired in settlement of loans	866,514	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has included the required disclosures in its consolidated financial statements.

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

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114. This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series. This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification. The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series. The effective date for SAB 114 is March 28, 2011. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application. Early application is not permitted. The Company is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Earnings per Common Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. Weighted average shares excludes unallocated ESOP shares. The Company has no dilutive potential common shares for the three or nine month periods ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Net income	$150,346	$155,896	$409,910	$405,537

Weighted average common shares outstanding	415,067	408,515	415,067	408,515

Earnings per common share, basic	$0.36	$0.38	$0.99	$0.99

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

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year term of the loan with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of June 30, 2011, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the nine months ended June 30, 2011 and 2010, respectively.

A summary of ESOP shares at June 30, 2011, is as follows:

Shares committed for release	6,552
Unearned shares	28,971

Total ESOP shares	35,523

Fair value of unearned shares	$492,507

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at June 30, 2011 and September 30, 2010 are as follows:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Mortgage-Backed Securities	$6,134,129	$223,985	$(4,520)	$6,353,594

	$6,134,129	$223,985	$(4,520)	$6,353,594

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,000,000	$—	$(22,730)	$977,270
State and Municipal Securities	1,637,178	65,289	—	1,702,467

	$2,637,178	$65,289	$(22,730)	$2,679,737

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

The amortized cost and estimated market value of securities at June 30, 2011 and September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	187,420	199,995	2,115,422	2,153,252
Due after ten years	5,946,709	6,153,599	521,756	526,485

	$6,134,129	$6,353,594	$2,637,178	$2,679,737

	September 30, 2010
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	240,954	254,961	2,304,912	2,308,640
Due after ten years	5,045,472	5,255,256	1,473,144	1,515,373

	$5,286,426	$5,510,217	$3,778,056	$3,824,013

There were no sales of investment securities for the nine months ended June 30, 2011 or for the year ended September 30, 2010.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

Securities with gross unrealized losses at June 30, 2011 and September 30, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$1,012,693	$4,520	$—	$—	$1,012,693	$4,520

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$977,270	$22,730	$—	$—	$977,270	$22,730
State and Municipal Securities	—	—	—	—	—	—

	$977,270	$22,730	$—	$—	$977,270	$22,730

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$975,680	$24,320	$—	$—	$975,680	$24,320
State and Municipal Securities	—	—	—	—	—	—

	$975,680	$24,320	$—	$—	$975,680	$24,320

At June 30, 2011, the Company held two investments with gross unrealized losses totaling ($27,250). At September 30, 2010, the Company held one investment with a gross unrealized loss totaling ($24,320). The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent and ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

As a financial services provider, the Company is routinely party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of June 30, 2011
	One - to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486
Charge-offs	—	—	—	(114,427)	—	—	—	(114,427)
Recoveries	—	—	—	—	—	—	—	—
Provision	13,029	211,832	74,730	116,567	(38,350)	(1,477)	(21,331)	355,000

Ending Balance	$51,986	$286,667	$74,730	$63,656	$91,658	$3,974	$2,388	$575,059

Ending balance: individually evaluated for impairment	$—	$80,000	$—	$38,000	$—	$—	$—	$118,000

Ending balance: collectively evaluated for impairment	$51,986	$206,667	$74,730	$25,656	$91,658	$3,974	$2,388	$457,059

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$27,432,947	$17,458,805	$2,511,020	$1,789,986	$4,560,893	$1,589,786		$55,343,437

Ending balance: individually evaluated for impairment	$—	$487,174	$—	$216,000	$—	$—		$703,174

Ending balance: collectively evaluated for impairment	$27,432,947	$16,971,631	$2,511,020	$1,573,986	$4,560,893	$1,589,786		$54,640,263

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

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

When assets are classified as either substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, as of July 21, 2011, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2011 and September 30, 2010:

	June 30, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,485,139	$16,025,544	$1,724,355	$2,354,684	$1,573,986	$4,047,080
Special Mention	—	377,099	—	23,309	—	90,000
Substandard	150,407	1,056,162	73,046	133,027	—	423,813
Doubtful	—	—	—	—	216,000	—

	$25,635,546	$17,458,805	$1,797,401	$2,511,020	$1,789,986	$4,560,893

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,563,379	$12,184	$14,223
Special Mention	—	—	—
Substandard	—	—	—
Doubtful	—	—	—

	$1,630,035	$17,983	$18,073

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$24,059,987	$16,471,597	$1,703,928	$2,684,489	$1,622,552	$2,880,433
Special Mention	—	381,493	—	—	—	90,000
Substandard	—	428,623	—	—	769,985	799,967
Doubtful	—	—	—	—	—	—

	$24,059,987	$17,281,713	$1,703,928	$2,684,489	$2,392,537	$3,770,400

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$906,770	$40,650	$25,909
Special Mention	—	—	—
Substandard	—	—	—
Doubtful	—	—	—

	$906,770	$40,650	$25,909

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2011, and September 30, 2010:

	June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$117,832	$142,584	$150,407	$410,823	$25,224,723	$25,635,546	$—
One-to four-family non-owner occupied	134,188	5,327	1,016,678	1,156,193	16,302,612	17,458,805	—
Home equity	—	—	73,046	73,046	1,724,355	1,797,401	—
Mobile home	37,484	—	133,027	170,511	2,340,509	2,511,020	—
Secured by other properties	—	—	216,000	216,000	1,573,986	1,789,986	—
Construction and land development	—	—	—	—	4,560,893	4,560,893	—

Total real estate loans	289,504	147,911	1,589,158	2,026,573	51,727,078	53,753,651	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,563,379	1,563,379	—
Commercial leases	3,272	—	—	3,272	8,912	12,184	—
Savings accounts	—	—	—	—	14,223	14,223	—

Total commercial and consumer loans	3,272	—	—	3,272	1,586,514	1,589,786	—

Total loans	$292,776	$147,911	$1,589,158	$2,029,845	$53,313,592	$55,343,437	$—

	September 30, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$12,111	$—	$—	$12,111	$24,047,876	$24,059,987	$—
One-to four-family non-owner occupied	622,160	—	113,875	736,035	16,545,678	17,281,713	—
Home equity	—	—	—	—	1,703,928	1,703,928	—
Mobile home	130,308	—	—	130,308	2,554,181	2,684,489	—
Secured by other properties	—	—	—	—	2,392,537	2,392,537	—
Construction and land development	—	—	388,067	388,067	3,382,333	3,770,400	—

Total real estate loans	764,579	—	501,942	1,266,521	50,626,533	51,893,054	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	906,770	906,770	—
Commercial leases	—	322	—	322	40,328	40,650	—
Savings accounts	—	—	—	—	25,909	25,909	—

Total commercial and consumer loans	—	322	—	322	973,007	973,329	—

Total loans	$764,579	$322	$501,942	$1,266,843	$51,599,540	$52,866,383	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	June 30, 2011	September 30, 2010
Real estate loans:
One-to four-family owner occupied	$150,407	$—
One-to four-family non-owner occupied	1,016,678	113,875
Home equity	73,046	—
Mobile home	133,026	—
Secured by other properties	216,000	—
Construction and land development	—	388,067

Total real estate loans	1,589,157	501,942

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	—
Savings accounts	—	—

Total commercial and consumer loans	—	—

Total loans	$1,589,157	$501,942

At June 30, 2011 and September 30, 2010, there were no loans 90 days past due and still accruing interest. At June 30, 2011, the Company had twenty-one loans on non-accrual status with foregone interest in the amount of $63,913. At September 30, 2010, the Company had two loans on non-accrual status with foregone interest in the amount of $14,810.

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

The following tables are a summary of impaired loans by class as of June 30, 2011 and September 30, 2010:

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:	$—	$—	$—	$—	$—
With an allowance recorded:
One-to four-family non-owner occupied	$545,593	$487,174	$80,000	$545,593
Secured by other properties	$223,764	$216,000	$38,000	$223,764	$642
Total
One-to four-family non-owner occupied	$545,593	$487,174	$80,000	$545,593
Secured by other properties	$223,764	$216,000	$38,000	$223,764	$642

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:	$—	$—	$—	$—	$—
One-to four-family non-owner occupied	$442,159	$428,623	$—	$442,159	$35,539

With an allowance recorded:
Secured by other properties	$767,466	$769,985	$35,880	$767,466	$32,462

Total
One-to four-family non- owner occupied	$442,159	$428,623	$—	$442,159	$35,539
Secured by other properties	$767,466	$769,985	$35,880	$767,466	$32,462

Loans may be periodically modified to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. At June 30, 2011 and September 30, 2010, we had one loan secured by other properties in the amount of $216,000 and $770,000, respectively, that was restructured.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total
June 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,353,594	$—	$6,353,594

September 30, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,510,217	$—	$5,510,217

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at June 30, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2011
Impaired loans	$—	$—	$585,174	$585,174	$—
Foreclosed assets	$—	$—	$884,000	$884,000	$(114,427)

September 30, 2010
Impaired loans	$—	$—	$734,105	$734,105	$—
Foreclosed assets	$—	$—	$35,000	$35,000	$(81,219)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $114,427 and $81,219, for the nine months ended June 30, 2011 and the year ended September 30, 2010, respectively, was recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	June 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,099	$4,099	$4,849	$4,849
Securities available for sale	6,354	6,354	5,510	5,510
Securities held to maturity	2,637	2,680	3,778	3,824
Federal Home Loan Bank stock	612	612	579	579
Loans receivable, net	54,743	58,174	52,544	56,555
Accrued interest receivable	274	274	272	272
Financial liabilities:
Deposits	50,822	51,412	49,971	50,805
Federal Home Loan Bank advances	10,500	9,837	10,000	9,441
Accrued interest payable	43	43	43	43
Off-Balance sheet financial instruments	—	—	—	—

Note 6. Proposed Conversion Merger

On May 12, 2011, the Company announced that it had entered into a definitive agreement with Fullerton Federal Savings Association (“Fullerton Federal”) headquartered in Baltimore, Maryland, to acquire Fullerton Federal in a conversion merger transaction. At June 30, 2011, Fullerton Federal had total assets, loans, deposits and equity of $8,932,000, $2,598,000, $7,750,000 and $1,127,000, respectively. In connection with this transaction, the Company will offer shares of its common stock to certain members of Fullerton Federal and then to the Company’s ESOP (described in Note 2) in a subscription offering. Any stock not purchased in the subscription offering, will then be offered to certain members of Fullerton Federal’s community and to the general public. Following the closing of the offering of the Company’s common stock, Fullerton Federal will merge with and into Fairmount Bank, with Fairmount Bank as the surviving institution. The Company currently expects this transaction to be finalized late in the third quarter or early in the fourth quarter of 2011.

Note 7. Subsequent Events

On July 21, 2011, supervisory responsibility for Fairmount Bank transferred from the Office of Thrift Supervision to the Office of the Comptroller of the Currency. On that date, supervisory responsibility for the Company transferred from the Office of Thrift Supervision to the Board of Governors of the Federal Reserve System.

The Company has evaluated events and transactions subsequent to June 30, 2011, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events other than the conversion merger disclosed in Note 6 that require adjustment to or disclosure in the financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 13 of the Company’s prospectus dated April 15, 2010, and the Company’s preliminary prospectus dated June 9, 2011, under the sections titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the nine month period ended June 30, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2010 included in the Company’s Annual Report on 10-K.

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Total assets increased by $1,846,000, or 2.60%, to $72,798,000 at June 30, 2011, from $70,952,000 at September 30, 2010. The increase was primarily the result of an increase of $2,199,000 in net loans and an increase of $849,000 in foreclosed real estate, funded by a decrease of $750,000 in cash and cash equivalents and an increase of $851,000 in deposits and an increase of $500,000 in Federal Home Loan Bank advances.

Cash and cash equivalents decreased to $4,099,000 at June 30, 2011, from $4,849,000 at September 30, 2010. This represented a decrease of $750,000, or 15.47%, which was due to loan funding during the nine months ended June 30, 2011.

Investment securities decreased by $297,000, or 3.20%, from $9,288,000 at September 30, 2010, to $8,991,000, at June 30, 2011. Our held to maturity portion of the portfolio, at amortized cost, was $2,637,000, and our available-for-sale portion of the portfolio, at fair value, was $6,354,000.

Total net loans increased from $52,544,000 at September 30, 2010, to $54,743,000 at June 30, 2011. This represented an increase of $2,199,000, or 4.19%. The one-to four-family owner occupied real estate loans increased $1,576,000, or 6.55%, to $25,636,000 at June 30, 2011, from $24,060,000 at September 30, 2010. Construction and land development loans increased $790,000, or 20.95%, to $4,561,000 at June 30, 2011, from $3,770,000 at September 30, 2010. Secured commercial loans increased $657,000, or 72.44%, to $1,563,000 at June 30, 2011, from $907,000 at September 30, 2010. Loans secured by other properties decreased by $603,000, or 25.20%, from $2,393,000 at September 30, 2010 to $1,790,000 at June 30, 2011.

Total liabilities at June 30, 2011, were $61,559,000, an increase of $1,438,000, or 2.39%, from $60,121,000 at September 30, 2010. The increase was due primarily to an increase in deposits of $851,000, or 1.70%, from September 30, 2010 to June 30, 2011, and an increase in Federal Home Loan Bank advances of $500,000, or 5.00%.

Deposits increased from $49,971,000 at September 30, 2010, to $50,822,000 at June 30, 2011. The increase of $851,000, or 1.70%, in total deposits was primarily the result of an increase in certificates of deposit. Certificates of deposit increased from $35,707,000 at September 30, 2010, to $36,406,000 at June 30, 2011. This represented an increase of $699,000, or 1.96%, from September 30, 2010, to June 30, 2011.

Total equity was $11,239,000, or 15.44%, of total assets at June 30, 2011, compared to $10,831,000, or 15.27% of total assets at September 30, 2010. The primary reason for the $408,000, or 3.77%, increase in equity was $410,000 in net income reported during the nine months ended June 30, 2011. Accumulated other comprehensive income decreased by $2,000 from a gain of $132,000 at September 30, 2010, to a gain of $130,000 at June 30, 2011. The change in accumulated other comprehensive income was primarily due to the effects of interest rate fluctuations on the Company’s available-for-sale securities portfolio.

Results of Operations for the Three Months Ended June 30, 2011 and June 30, 2010

Overview. Net income decreased by $6,000, or 3.85%, to $150,000 for the three months ended June 30, 2011, from $156,000 for the three months ended June 30, 2010. Net interest income increased by $73,000, or 11.95%, to $684,000 for the three months ended June 30, 2011, from $611,000 for the three months ended June 30, 2010. Provision for loan and lease losses increased by $155,000, or 344.44%, to $200,000 for the three months ended June 30, 2011, from $45,000 for the three months ended June 30, 2010. Non-interest income increased $117,000, or 365.63%, to $149,000 for the three months ended June 30, 2011, from $32,000 for the three months ended June 30, 2010. Non-interest expense increased $50,000, or 13.66%, to $416,000 for the three months ended June 30, 2011, from $366,000 for the three months ended June 30, 2010.

Net Interest Income. Net interest income increased $73,000, or 11.95%, to $684,000 for the three months ended June 30, 2011, from $611,000 for the three months ended June 30, 2010. The increase primarily resulted from the combined effects of an increase of $17,000, or 1.82%, in interest and dividend income to $952,000 for the three months ended June 30, 2011, from $935,000 for the three months ended June 30, 2010, and a decrease of $56,000, or 17.28%, in interest expense to $268,000 for the three months ended June 30, 2011, from $324,000 for the three months ended June 30, 2010. The increase in interest and dividend income was the result of increases in the average balances of loans and investments partially offset by a decrease in the average rate earned on loans and investments. Interest expense decreased as a result of the decrease in average rates paid on deposits and borrowings partially offset by increases in the overall balances in deposits.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $155,000 to $200,000 for the nine months ended June 30, 2011, from $45,000 for the three months ended June 30, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses was an increase of $80,000 in the specific allowance for our impaired loans and the uncertainty regarding the housing market. The Company recorded charge-offs of $114,000 during the three months ended June 30, 2011. The Company recorded charge-offs of $7,000 during the three months ended June 30, 2010.

Non-Interest Income. Non-interest income was $149,000 for the three months ended June 30, 2011, which was an increase of $117,000, or 365.63%, from $32,000 for the three months ended June 30, 2010. The primary reason for the increase was that the Company sold its previous headquarters location and recorded a gain of $127,000 on the sale.

Non-Interest Expense. Non-interest expense increased by $50,000, or 13.66%, to $416,000 for the three months ended June 30, 2011, from $366,000 for the three months ended June 30, 2010. The increase was due to increases in salaries, fees and employment expenses, increases in professional fees and increases in stationery, printing and supplies. Salaries, fees and employment expenses increased by $24,000, or 11.16%, from $215,000 for the three months ended June 30, 2010, to $239,000 for the three months ended June 30, 2011, primarily as a result of normal pay scale adjustments. Professional fees increased $13,000, or 65.00% from $20,000 for the three months ended June 30, 2010, to $33,000 for the three months ended June 2011. Stationery, printing and supplies increased $5,000, or 100.00% from $5,000 for the three months ended June 30, 2010 to $10,000 for the three months ended June 30, 2011. The increases in professional fees and stationery, printing and supplies were the result of the increased reporting requirements associated with the Company’s new public company status.

Income Taxes. The provision for income taxes decreased by $9,000, or 11.84%, to $67,000 for the three months ended June 30, 2011, from $76,000 for the three months ended June 30, 2010. The Company changed its accounting method for taxes from cash basis to accrual basis for the fiscal year ended September 30, 2010, and therefore anticipates a decrease in the current provision for income taxes in the fiscal year ending September 30, 2011.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $187,000 and $214,000 for the three months ended June 30, 2011 and 2010, respectively. The decrease of $27,000, or 12.62%, in total comprehensive income resulted from an decrease of $6,000 in net income and a decrease of $21,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Nine Months Ended June 30, 2011 and June 30, 2010

Overview. Net income increased by $4,000, or 0.99%, to $410,000 for the nine months ended June 30, 2011, from $406,000 for the nine months ended June 30, 2010. Net interest income increased by $248,000, or 14.16%, to $1,999,000 for the nine months ended June 30, 2011, from $1,751,000 for the nine months ended June 30, 2010. Provision for loan and lease losses increased by $250,000, or 238.10%, to $355,000 for the nine months ended June 30, 2011, from $105,000 for the nine months ended June 30, 2010. Non-interest income increased $96,000, or 90.57%, from $106,000 for the nine months ended June 30, 2010, to $202,000 for the nine months ended June 30, 2011. Non-interest expense increased by $120,000, or 10.82%, to $1,229,000 for the nine months ended June 30, 2011, from $1,109,000 for the nine months ended June 30, 2010.

Net Interest Income. Net interest income increased by $248,000, or 14.16%, to $1,999,000 for the nine months ended June 30, 2011, from $1,751,000 for the nine months ended June 30, 2010. The increase primarily resulted from the combined effects of an increase of $74,000, or 2.67%, in interest and dividend income to $2,843,000 for the nine months ended June 30, 2011, from $2,769,000 for the nine months ended June 30, 2010, and a decrease of $174,000, or 17.09%, in interest expense to $844,000 for the nine months ended June 30, 2011, from $1,018,000 for the nine months ended June 30, 2010. The increase in interest and dividend income was the result of increases in the average balances of loans and investments partially offset by a decrease in the average rate earned on loans and investments. Interest expense decreased as a result of the decrease in average rates paid on deposits and borrowings partially offset by increases in the overall balances in deposits.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $250,000, or 238.10%, to $355,000 for the nine months ended June 30, 2011, from $105,000 for the nine months ended June 30, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2010, an increase of $80,000 in the specific allowance for our impaired loans and the uncertainty regarding the housing market. The Company recorded charge-offs of $114,000 during the nine months ended June 30, 2011. The Company recorded net charge-offs of $5,000 for the nine months ended June 30, 2010.

Non-Interest Income. Non-interest income was $202,000 for the nine months ended June 30, 2011, which was an increase of $96,000, or 90.57%, from $106,000 for the nine months ended June 30, 2010. The primary reason for the increase was that the Company sold its previous headquarters location and recorded a gain of $127,000 on the sale. Service charges and fees decreased by $27,000, or 29.35%, from $92,000 for the nine months ended June 30, 2010, to $65,000 at June 30, 2011. This decrease in service fees and charges was primarily due to a decrease in loan settlements during the comparable nine month periods.

Non-Interest Expense. Non-interest expense increased by $120,000, or 10.82%, to $1,229,000 for the nine months ended June 30, 2011, from $1,109,000 for the nine months ended June 30, 2010. The increase was due to increases in salaries, fees, and employment expenses, increases in professional fees, partially offset by decreases in FDIC insurance premiums. Salaries, fees and employment expenses increased by $70,000, or 10.82%, from $647,000 for the nine months ended June 30, 2010, to $717,000 for the nine months ended June 30, 2011, primarily as a result of normal pay scale adjustments. Professional fees increased by $36,000, or 61.02%, from $59,000 for the nine months ended June 30, 2010, to $95,000 for the nine months ended June 30, 2011. This increase was the result of the increased reporting requirements associated with the Company’s new public company status. FDIC insurance premiums decreased by $14,000, or 20.90% from $67,000 for the nine months ended June 30, 2010, to $53,000 for the nine months June 30, 2011. This decrease was the result of the recording of additional FDIC expenses during the nine months ended June 30, 2010, after the depletion of the one-time assessment credit in the quarter ending September 2009.

Income Taxes. The provision for income taxes decreased by $30,000, or 12.66%, to $207,000 for the nine months ended June 30, 2011, from $237,000 for the nine months ended June 30, 2010. The Company changed its accounting method for taxes from cash basis to accrual basis for the fiscal year ended September 30, 2010 and therefore anticipates a decrease in the current provision for income taxes.

Total Comprehensive Income. Total comprehensive income for the nine months ended June 30, 2011, and June 30, 2010 consisted of net income and the change in unrealized gains on investment securities available-for-sale, net of tax. Total comprehensive income was $408,000 and $479,000 for the nine months ended June 30, 2011 and 2010, respectively. The decrease of $71,000, or 14.82%, in total comprehensive income resulted from an increase in net income of $4,000 offset by a decrease in adjustments to other comprehensive income of $75,000 from a change in unrealized gains on investment securities available-for-sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it had enough sources of liquidity to satisfy its short and long-term liquidity needs as of June 30, 2011.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash-equivalents totaled $4,099,000. Securities classified as available-for-sale, totaling $6,354,000 at June 30, 2011, provide additional sources of liquidity. In addition, at June 30, 2011, the Company had the ability to borrow a total of approximately $21,800,000 from the Federal Home Loan Bank of Atlanta. At June 30, 2011, the Company had $10,500,000 in Federal Home Loan Bank advances outstanding. The Company also had a credit availability of $1,500,000 at June 30, 2011, with a correspondent bank. There were no borrowings outstanding at June 30, 2011 on this facility.

At June 30, 2011, the Company had $150,000 in mortgage loan commitments outstanding. In addition, at that date, the Company had $4,334,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of June 30, 2011, totaled $25,362,000, or 49.90% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before June 30, 2012. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of June 30, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 12.84%, 22.82% and 23.94%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior regulatory approval but with prior regulatory notice, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At June 30, 2011, the Company had liquid assets of $1,327,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. (Removed and Reserved)

Not applicable.

Item 5. Other Information

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which on July 21, 2011 also regulates national banks. As of that date, savings and loan holding companies are regulated by the Board of Governors of the Federal Reserve System. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan, holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Fairmount Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File (XBRL) furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: August 15, 2011	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: August 15, 2011	Jodi L. Beal
Vice President and Chief Financial Officer