Form 10-K
period 2011-09-30
Fairmount Bancorp, Inc.
filed 2011-12-22
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last sale price on March 31, 2011, was $5,704,240.

As of December 22, 2011, the number of shares of common stock outstanding was 500,314.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Stockholders (Part III)

FAIRMOUNT BANCORP, INC.

2011 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to, and do not take any obligation to update any forward-looking statements after the date of this filing.

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

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board , the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

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

Fairmount Bancorp, Inc.

Fairmount Bancorp, Inc., a Maryland corporation (the “Company”), was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a wholly owned subsidiary of the Company. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

On October 12, 2011, we completed the acquisition of Fullerton Federal Savings Association, or Fullerton, in a conversion merger transaction. In connection with the acquisition and pursuant to the terms of the Agreement and Plan of Conversion Merger and the related Plan of Conversion Merger, the Company issued and sold approximately $793,500 of its common stock, or 56,276 shares at a purchase price of $14.10 per share. The shares were sold in a subscription offering to depositors of Fullerton and to our Employee Stock Ownership Plan and in a community offering to our Recognition and Retention Plan and to the general public. The amount of common stock offered for sale was based on an independent valuation of Fullerton. As a result of the conversion merger, Fullerton merged with and into the Bank, with the Bank as the surviving institution. See “Fullerton Federal Savings Association” below and Note 2 of the Notes to Consolidated Financial Statements.

The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any property but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement.

Fairmount Bank

Fairmount Bank is a federally chartered savings bank located in Baltimore County, Maryland, originally founded in 1879. The Bank has operated as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. The Bank takes its corporate citizenship seriously and is committed to meeting the credit needs of the community, consistent with safe and sound operations.

The Bank has two offices. The Bank is regulated by the Office of the Comptroller of the Currency, or the OCC, and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, or the FDIC, under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, eliminated the Office of Thrift Supervision, or the OTS, as the primary federal regulatory of Fairmount Bancorp and Fairmount Bank. The legislation required Fairmount Bank to be regulated by the OCC, the primary regulatory for national banks, and authorized the Board of Governors of the Federal Reserve System, or Federal Reserve Board, to regulate all savings and loan holding companies, including Fairmount Bancorp. The transfer of regulatory authority to the OCC and Federal Reserve Board was effective on July 21, 2011.

Fullerton Federal Savings Association

On October 12, 2011, we acquired Fullerton Federal Savings Association, a federally chartered savings association with one office located at 7527 Belair Road, Baltimore, Maryland 21236. Fullerton was founded in 1888 and provided financing primarily for home ownership and traditional savings opportunities for customers in the local community. Fullerton converted from the mutual to stock form of ownership and simultaneously merged with and into the Bank, which was the resulting institution. Upon completion of the conversion merger, Fullerton ceased to exist, and Fairmount Bank became the holding company for Fullerton’s wholly owned subsidiary, Real Estate Holding Business Inc. (a Maryland corporation).

Like Fairmount Bank, Fullerton was regulated by the OCC, and its deposits were insured up to applicable limits by the FDIC.

At September 30, 2011, Fullerton had total assets of $8,525,000, total equity of $1,029,000, total net loans of $2,507,000 and total deposits of $7,474,000.

For additional information, see Note 2 of the Notes to Consolidated Financial Statements.

Available Information

Fairmount Bancorp, Inc. is a public company and files interim, quarterly, and annual reports with the Securities and Exchange Commission, or the SEC. These respective reports are on file and a matter of public record with the SEC and may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

The Company’s and the Bank’s website address is www.fairmountbank.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s principal business consists primarily of attracting and accepting retail deposits from the general public in the areas surrounding its main office and investing those deposits, together with funds generated from operations, in primarily one- to four-family residential mortgage loans. We also invest in various investment securities. Our profitability depends primarily on our net interest income, which is the difference between the income the we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits and borrowings.

Our executive offices are located at 8216 Philadelphia Road, Baltimore, Maryland 21237. Our telephone number is (410) 866-4500.

Market Area

We primarily serve communities located in Baltimore City and in Baltimore and Harford counties in Maryland from our offices in Baltimore County, which is contiguous to Baltimore City, the largest city in Maryland, and located near the District of Columbia. The economy of the greater Baltimore metropolitan area constitutes a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The largest employers in the Baltimore metropolitan area include the University System of Maryland, Johns Hopkins University, Johns Hopkins Hospital and Health System, U.S. Social Security Administration, Fort Meade, and Aberdeen Proving Ground.

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

Lending Activities

General. Our principal lending activity is the origination of fixed-rate, one- to four-family owner occupied residential mortgage loans with terms of up to 30 years and one-to four-family non-owner occupied investor mortgage loans with terms of up to 25 years, subject to a balloon payment at 7 or 10 years. At September 30, 2011, one-to four-family owner occupied loans totaled $24,910,000, or 45.74%, of our total loan portfolio. At September 30, 2011 one-to four-family non-owner occupied loans totaled $17,516,000, or 32.16%, of our total loan portfolio.

To a lesser extent, we also originate home equity and second mortgage loans, loans secured by other properties, construction and land development loans, secured commercial loans and savings loans. At September 30, 2011, home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages totaled $1,821,000, or 3.35%, of our total loan portfolio. At September 30, 2011, loans secured by other properties totaled $1,783,000, or 3.27%, of our total loan portfolio. At September 30, 2011, construction and land development loans totaled $4,496,000, or 8.25%, of our total loan portfolio. At September 30, 2011, commercial and consumer loans totaled $1,508,000, or 2.77%, of our total loan portfolio. We no longer originate loans secured by mobile homes. The remaining balance on our mobile home loan portfolio totaled $2,430,000, or 4.46%, of our total loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family owner occupied	$24,910	45.74%	$24,060	45.51%
One-to four-family non-owner occupied	17,516	32.16	17,282	32.69
Home equity(1)	1,821	3.35	1,704	3.22
Mobile home	2,430	4.46	2,684	5.08
Secured by other properties	1,783	3.27	2,393	4.52
Construction and land development	4,496	8.25	3,770	7.13

Total real estate loans	52,956	97.23	51,893	98.15

Commercial and consumer loans:
Secured commercial	1,496	2.75	907	1.72
Commercial leases	6	0.01	40	0.08
Savings account	6	0.01	26	0.05

Total commercial and consumer loans	1,508	2.77	973	1.85

Total loans	54,464	100.00%	52,866	100.00%

Unamortized premiums and loan fees	362		439
Unearned income on loans	(403)		(427)
Allowance for loan losses	(665)		(334)

Total loans, net	$53,758		$52,544

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Loan Portfolio Maturities. The following table sets forth maturity information at September 30, 2011, regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans and loans having no stated repayment schedule are reported as being due in one year or less.

	One-to four Family Owner Occupied	One-to four Family Non-Owner Occupied	Home Equity(1)	Mobile Home	Secured by Other Properties	Construction and Land Development
	(In thousands)
Amounts due after September 30, 2011 in:
One year or less	$163	389	$77	$—	$396	$3,577
After one year through two years	23	646	18	—	—	538
After two years through three years	78	96	—	—	—	37
After three years through five years	114	2,958	14	29	—	—
After five years through ten years	2,461	6,641	69	148	873	—
After ten years through fifteen years	4,265	6,616	441	942	344	—
After fifteen years	17,806	170	1,202	1,311	170	344

Total	$24,910	$17,516	$1,821	$2,430	$1,783	$4,496

	Secured Commercial	Commercial Leases	Savings	Total
	(In thousands)
Amounts due after September 30, 2011 in:
One year or less	—	$6	$—	$4,608
After one year through two years	295	—		1,520
After two years through three years	398	—	—	609
After three years through five years	—	—	—	3,115
After five years through ten years	448	—	6	10,646
After ten years through fifteen years	355	—	—	12,963
After fifteen years	—	—	—	21,003

Total	$1,496	$6	$6	$54,464

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

The following table sets forth the dollar amount of all fixed- and adjustable-rate loans at September 30, 2011, that are contractually due after September 30, 2012.

	Due after September 30, 2012
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
One-to four-family owner occupied	$24,747	$—	$24,747
One-to four-family non-owner occupied	17,127	—	17,127
Home equity (1)	613	1,131	1,744
Mobile home	2,430	—	2,430
Secured by other properties	1,387	—	1,387
Construction and land development	381	538	919
Secured commercial	1,496	—	1,496
Commercial leases	—	—	—
Savings	6	—	6

	$48,187	$1,669	$49,856

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

One- to Four-Family Owner Occupied Loans. A significant portion of our primary lending activity consists of the origination of first mortgage loans secured by one- to four-family owner occupied residential properties located in our market area. Loans are generated through our existing customers and referrals, real estate brokers and other marketing efforts. We generally limit our real estate loan originations to the financing of properties located within our market area and have not made out-of-state loans. At September 30, 2011, $24,910,000, or 45.74%, of the loan portfolio, consisted of one- to four-family owner occupied residential mortgage loans.

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

When underwriting residential real estate loans, we review and verify each loan applicant’s employment, income and credit history and, if applicable, our experience with the borrower. Our policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by board-approved independent appraisers, although we may rely on county tax records on smaller loans. Appraisals are subsequently reviewed by the loan underwriting committee.

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

One-to Four-Family Non-Owner Occupied Loans. A portion of our lending activity consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in our market area. These loans are generated through our existing customer base and referrals, real estate brokers, real estate investors and other marketing efforts. At September 30, 2011, $17,516,000, or 32.16%, of the total loan portfolio, consisted of this type of mortgage loan.

Most loans originated in this program have payment periods of 25 years, subject to a balloon payment at 7 or 10 years. We require that the properties be occupied at the time the loan is made and require a minimum debt coverage ratio of 1.25 times. The maximum loan-to-value generally is 75%, and a majority of current loan originations are sold on a participation basis to other community banks. A majority of the properties are occupied by tenants receiving government vouchers that subsidize the rent payments. The subsidy represents a majority of the rent payment and is paid to the owner of the property who is responsible for the mortgage payment. While we plan to continue originating these loans, our planned growth is limited.

A title insurance policy must be obtained for each loan, and we require fire and extended coverage casualty insurance. We do not require environmental testing unless specific concerns for hazards are identified by the appraiser.

Home Equity Loans. Our home equity loans and our home equity lines of credit are secured by second mortgages on owner occupied one-to four-family residences. The maximum loan-to-value of these loans generally is 85%. At September 30, 2011, home equity loans and home equity lines of credit secured by second mortgages totaled $1,821,000, or 3.35%, of total loans. Home equity loans consist of fixed-rate loans with terms up to a maximum of 20 years. At September 30, 2011, home equity loans totaled $623,000. Home equity lines of credit are adjustable monthly and tied to the prime rate. At September 30, 2011, home equity lines of credit totaled $1,198,000.

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

Mobile Home Loans. As of September 30, 2011, mobile home loans totaled $2,430,000, or 4.46%, of the total loan portfolio. We ceased originating mobile home loans in September 2007, and no future originations of these types of loans are planned. Our mobile home loans were purchased from a third-party originator and funded by us at settlement. We paid a premium/loan origination fee to the third party originator, of which one-half was wired upon settlement and the remainder was retained by us in a depository account as a reserve for any losses or prepayments. At September 30, 2011, we had prepaid loan origination fees related to this program of $362,000, and the balance in the reserve account available to it was $96,000.

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

Commercial Real Estate Lending Secured by Other Properties. Although our loan policies permit the origination of loans secured by commercial real estate, including multi-family dwellings, during recent years our loan portfolio has not included a significant amount of these loans. The current portfolio of these loans at September 30, 2011, totaled $1,783,000, or 3.27%, of total loans. The current loan-to-value of these loans generally does not exceed 80%. We intend to increase our origination of commercial real estate loans when market conditions improve and expect that such loans will represent a more significant portion of our loan portfolio in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

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

At September 30, 2011, the balance of these loans was $4,496,000, or 8.25%, of our total loans. When market conditions improve, we anticipate an expansion of our construction and land development loan activity. We limit speculative construction activity, as well as the speculative purchase of building lots. The maximum loan-to-value of these originations generally is 75%, and all these loans include personal guarantees.

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

Commercial Business and Consumer Loans. Commercial business loans are made to borrowers that demonstrate the ability to repay the debt through corporate cash flows. A majority of our commercial business loans are secured by assignments of corporate assets and include personal guarantees of the business owners. At September 30, 2011, commercial business loans totaled $1,502,000, or 2.76%, of total loans.

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

Currently, the only consumer loans we offer consist of deposit account loans. At September 30, 2011, these loans totaled $6,000, or 0.01%, of total loans. Generally, these loans are made at an interest rate that is 2.00% above the account rate for up to 80% of the account balance and for a term through the next maturity date.

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

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended September 30,
	2011	2010
	(In thousands)
Total loans at beginning of period	$52,866	$50,384

Loans originated:
Real estate:
One- to four-family owner occupied	4,602	4,233
One- to four-family non-owner occupied	560	4,338
Home equity(1)	159	340
Secured by other properties	—	195
Construction and land development	2,359	2,598

Commercial and consumer loans:
Secured commercial	1,168	1,490
Savings	9	67

Total loans originated	8,857	13,261

Deduct:
Participation of originated loans	336	4,984
Principal repayments	6,923	5,795

Total deductions	7,259	10,779

Net loan activity	1,598	2,482

Total loans at end of period	$54,464	$52,866

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

Loans to One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2011, our largest lending relationship with a single or related group of borrowers totaled $1,300,000, which represented 13.03% of the Bank’s unimpaired capital and surplus. Therefore, we were in compliance with the loans-to-one borrower limitations.

Asset Quality

General. When a loan is 15 days past due, we send the borrower a late notice. We also contact the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, we mail the borrower a letter reminding the borrower of the delinquency, and attempt to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and may recommend foreclosure. Loans are charged off when we believe that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors of the Bank each month.

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

We account for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When we classify a problem asset as impaired, we provide a specific allowance for that portion of the asset that is deemed uncollectable, based on the present value of expected future cashflows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. As of September 30, 2011 we had five impaired loan relationships with total balances of $1,097,000 with specific allowance for loan losses of $163,000.

Loans may be periodically modified in a troubled debt restructuring (TDR) to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2011, we had one loan secured by other properties in the amount of $216,000 that was restructured and was considered a troubled debt restructuring and one loan secured by a mobile home in the amount of $51,000 that was restructured and was considered a troubled debt restructuring. At September 30, 2010, we had one loan secured by other properties in the amount of $770,000 that restructured and was considered a troubled debt restructuring.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2011	2010
	(Dollars in thousands)

Non-accrual loans:
One- to four-family owner occupied	$151	$—
One-to four-family non-owner occupied	920	114
Home equity(1)	73	—
Mobile home	96	—
Secured by other properties	216	—
Construction and land development	—	388
Secured commercial	—	—
Commercial leases	1	—
Savings	—	—

Total non-accrual loans	1,457	502

Loans delinquent 90 days or more and still accruing interest	—	—

Foreclosed assets	884	35

Total non-performing	$2,341	$537

Ratios:
Non-performing loans to total loans	2.67%	0.95%

Non-performing assets to total assets	3.22%	0.76%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

For the years ended September 30, 2011 and 2010, the amounts of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms were $78,000 and $15,000, respectively. Interest income of $32,000 and $26,000 was recognized on these loans for the years ended September 30, 2011 and 2010, respectively.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. On the basis of our review of our assets as of September 30, 2011, we had $530,000 of assets designated as special mention.

When assets are classified as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as impaired, we provide a specific reserve for that portion of the asset that is deemed uncollectible. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2011, we had $1,785,000 of assets classified as substandard, of which four relationships were considered impaired based on a fair market value appraisal for which specific reserves in the amount of $163,000 were established. On the basis of our review of our assets at September 30, 2011, we had $216,000 of assets classified as doubtful and this loan was considered impaired. This loan was restructured and is considered a troubled debt restructuring. Based on the appraisal of the commercial property, an additional allowance was not required for the remaining loan.

On the basis of management’s review of its assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2011	2010
	(In thousands)
Substandard	$1,785	$1,999
Doubtful	216	—
Loss	—	—
Special mention	530	471

Total classified and special mention assets	$2,531	$2,470

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At September 30, 2011
Real estate:
One-to four-family owner occupied	1	$30	1	$151	2	$181
One-to four-family non-owner occupied	4	378	16	920	20	1,298
Home equity (1)	—	—	1	73	1	73
Mobile home	1	49	2	96	3	145
Secured by other properties	—	—	1	216	1	216
Construction and land development	—	—	—	—	—	—
Commercial and consumer loans:
Secured commercial	—	—	—	—	—	—
Commercial leases	—	—	1	1	1	1
Savings	—	—	—	—	—	—

Total	6	$457	22	$1,457	28	$1,914

At September 30, 2010
Real estate:
One- to four-family owner occupied	—	$—	—	$—	—	$—
One-to four-family non-owner occupied	1	81	1	114	2	195
Home equity (1)	—	—	—	—	—	—
Mobile home	—	—	—	—	—	—
Secured by other properties	—	—	—	—	—	—
Construction and land development	—	—	1	388	1	388
Commercial and consumer loans:
Secured commercial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	1	$81	2	$502	3	$583

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Foreclosed and Repossessed Assets. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2011, we had $884,000 in foreclosed real estate.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The OCC, as an integral part of its examination process, periodically reviews the allowance for loan losses. The OCC may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

During fiscal year 2011, the Bank repossessed a mobile home which was subsequently sold during March 2011. The total principal loss that was charged against the mobile home loan reserve account, after the sale of the mobile home, was $19,000. During the fiscal year ending September 30, 2010, we repossessed a mobile home which was subsequently sold during September 2010. The total principal loss that was charged against the mobile home loan reserve account, after the sale of the mobile home, was $44,000. The losses on these mobile home repossessions were not charged against the allowance for loan losses since the reserve account for the mobile home loans was sufficient enough to absorb the loss. The mobile home loan portfolio is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. We will continue to monitor the reserve account and modify our allowances for loan losses relative to mobile home loans.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$334	$220
Charge-offs:
Real estate:
One- to four-family owner occupied	—	—
One-to four-family non-owner occupied	10	—
Home equity (1)	—	—
Mobile home	—	—
Secured by other properties	114	—
Construction and land development	—	81

Total real estate loans	124	81

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	7
Savings	—	—
Other	—	—
Total consumer and other loans	—	7

Total charge-offs	124	88

Recoveries:
Real estate:
One-to four-family owner occupied	—	—
One-to-four-family non-owner occupied	—	—
Home equity (1)	—	—
Mobile home	—	—
Secured by other properties	—	—
Construction and land development	—	—
Total real estate loans	—	—

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	2

Savings	—	—
Other	—	—
Total consumer and other loans	—	2

Total recoveries	—	2

Net (charge-offs) recoveries	(124)	(86)
Provision for loan losses	455	200

Balance at end of year	$665	$334

Ratios:
Net charge-offs to average loans outstanding	0.23%	0.17%

Allowance for loan losses to non-performing loans at end of period	45.67%	66.64%

Allowance for loan losses to total loans at end of period	1.22%	0.63%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

	At September 30,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to four-family owner occupied	$52	$24,910	45.74%	$36	$24,060	45.51%
One-to four-family non-owner occupied	382	17,516	32.16	75	17,282	32.69
Home equity(1)	12	1,821	3.34	3	1,704	3.22
Mobile home	53	2,430	4.46	—	2,684	5.08
Secured by other properties	26	1,783	3.27	57	2,393	4.52
Construction and land development	91	4,496	8.25	123	3,770	7.13

Total real estate loans	616	52,956	97.23	294	51,893	98.15

Commercial and consumer loans:
Secured commercial	3	1,496	2.75	5	907	1.72
Commercial leases	1	6	0.01	—	40	0.08
Savings	—	6	0.01	—	26	0.05

Total commercial and consumer Loans	4	1,508	2.77	5	973	1.85

Unallocated	45			35

Total loans	$665	$54,464	100.00%	$334	$52,866	100.00%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

Securities

At September 30, 2011, the held to maturity portfolio, which is carried at amortized cost, totaled $1,637,000, or 2.25% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $6,168,000, or 8.47% of total assets. We also held $4,152,000 in federal funds sold in other institutions, $169,000 in interest-bearing deposits at other banks, $1,249,000 in certificates of deposit in other institutions, and $604,000 in Federal Home Loan Bank Stock of Atlanta at September 30, 2011.

United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in the securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments. At September 30, 2011, the investment portfolio did not contain any federal agency securities.

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

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At September 30, 2011, mortgage-backed securities consisted of $5,676,000 in fixed rate securities and $492,000 in variable rate securities.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
U.S. Government and federal agency obligations	$—	$—	$3,006	$3,006
State and municipal	1,637	1,754	772	818

Total securities held to maturity	1,637	1,754	3,778	3,824

Securities available for sale:
U.S. Government and federal agency obligations	—	—	—	—
State and municipal	—	—	—	—
Mortgage-backed	5,834	6,168	5,286	5,510

Total securities available for sale	5,834	6,168	5,286	5,510

Total investment securities	$7,471	$7,922	$9,064	$9,334

Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2011, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made to the yields in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
					(Dollars in thousands)
Securities held to maturity:
State and municipal	—	—	—	—	$648	3.69%	989	3.97%	1,637	1,754	3.86%

Securities available for sale:
Mortgage-backed	—	—	—	—	169	4.33%	5,665	3.96%	5,834	6,168	3.97%

Total investment securities	—	—	—	—	$817	3.82%	$6,654	3.96%	$7,471	$7,922	3.95%

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

Total deposits increased to $50,947,000 at September 30, 2011, compared to $49,971,000 at September 30, 2010. Deposits are generated primarily from within our market area.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and deposit growth goals.

At September 30, 2011, we had a total of $35,938,000 in certificates of deposit, of which $23,767,000, or 66.13% had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes we will retain a large portion of these accounts upon maturity.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At September 30,
	2011		2010
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit:
Less than 1.00%	$3,618	7.10%	$54	0.11%
1.00% - 1.99%	23,607	46.34	18,799	37.62
2.00% - 2.99%	6,259	12.29	11,552	23.12
3.00% - 3.99%	823	1.62	1,626	3.25
4.00% - 4.99%	1,415	2.78	3,422	6.85
5.00% - 5.99%	216	0.42	254	0.51

Total certificate accounts	35,938	70.54	35,707	71.46

Non-interest bearing deposits(1)	626	1.23	720	1.44
Interest bearing demand deposits	3,954	7.76	4,277	8.56
Savings	10,429	20.47	9,267	18.54

Total transaction accounts	15,009	29.46	14,264	28.54

Total deposits	$50,947	100.00%	$49,971	100.00%

(1)	Includes nondemand escrows.

The following table shows the average balance by each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At September 30,
	2011			2010
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Interest bearing demand deposits	$4,038	$29	0.72%	$4,085	$41	1.01%
Savings	9,578	75	0.78	9,473	101	1.07
Certificates of deposit	36,370	719	1.98	34,441	908	2.64

Total deposits	$49,986	$823	1.65%	$47,999	$1,050	2.19%

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2011.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)
Interest Rate:
less than 1.00%	$3,586	31	—	—	$3,617	10.07%
1.00% - 1.99%	13,999	7,490	2,119	—	23,608	65.69
2.00% - 2.99%	4,432	1,054	35	738	6,259	17.41
3.00% - 3.99%	698	8	12	106	824	2.29
4.00% - 4.99%	951	464	—	—	1,415	3.94
5.00% - 5.99%	101	114	—	—	215	0.60

Total	$23,767	$9,161	$2,166	$844	$35,938	100.00%

As of September 30, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $15,384,000. The following table sets forth the maturity of these certificates as of September 30, 2011.

	At September 30, 2011
	(Dollars in thousands)
	Amount	Weighted Average Rate
Three months or less	$3,166	2.12%
Over three months through six months	3,973	1.88
Over six months through one year	2,880	1.41
Over one year	5,365	1.78

Total	$15,384	1.76%

The following table sets forth deposit activities for the periods indicated.

	Years Ended September 30,
	2011	2010
	(In thousands)

Beginning balance	$49,971	$45,838

Net deposits (withdrawals) before interest credited	153	3,082
Interest credited	823	1,051

Net increase in deposits	976	4,133

Ending balance	$50,947	$49,971

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

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	At or For the Year Ended September 30,
	2011	2010
	(Dollars in thousands)

Average balance outstanding	$10,562	$10,827
Maximum outstanding at any month-end during the period	11,500	11,000
Balance outstanding at the end of the period	10,000	10,000
Average interest rate during the period	2.65%	2.59%
Weighted average interest rate at end of period	2.71%	2.71%

At September 30, 2011, we were permitted to borrow up to an aggregate total of $21,700,000 from the Federal Home Loan Bank of Atlanta. We had $10,000,000 of Federal Home Loan Bank advances outstanding at September 30, 2011. Additionally, we have credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2011 and 2010 under this facility.

Subsidiaries

At September 30, 2011, Fairmount Bancorp, Inc., had one subsidiary, Fairmount Bank.

Personnel

As of September 30, 2011, we had ten full-time employees and two part-time employees. The employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Fairmount Bancorp, Inc., a Maryland corporation, is the parent holding company for Fairmount Bank. Fairmount Bank made an election to be considered a “savings association” for purposes of holding company regulations. Fairmount Bancorp registered as a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, as the primary regulator of Fairmount Bancorp. Fairmount Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Fairmount Bank is examined and supervised by the OCC, as the primary regulator of Fairmount Bank, and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Fairmount Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, governing reserves to be maintained against deposits and other matters. The OCC will examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the OCC, the Federal Reserve Board or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Under the Dodd-Frank Act, the OTS’s functions relating to federal savings associations, including rulemaking authority, were transferred to the OCC on July 21, 2011. The thrift charter has been preserved and a new Deputy Comptroller of the Currency will supervise and examine the federal savings associations and savings banks.

Fairmount Bancorp, Inc., as a savings and loan holding company, is required to file certain reports with, is subject to examination by, and other wise must comply with the rules and regulations of the Federal Reserve Board. Fairmount Bancorp, Inc. is also subject to the rules and regulations of the SEC under the federal securities laws. Under the Dodd-Frank Act, the functions of the OTS relating to savings and loan holding companies and their subsidiaries, as well as, rulemaking and supervision authority over thrift holding companies, were transferred to the Federal Reserve Board on July 21, 2011.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

Federal Banking Regulation

Dodd-Frank Act. The Dodd-Frank Act significantly changed the current bank regulatory structure and affects the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s primary federal regulator, the OTS, and required Fairmount Bank to be regulated by the OCC. The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Fairmount Bancorp, Inc., in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies. These capital requirements are substantially similar to the capital requirements currently applicable to Fairmount Bank, as described in “Federal Banking Regulation—Capital Requirements.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the “CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Fairmount Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Business Activities. As a federal savings association, the Bank may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OCC.

Capital Requirements. Office of the Comptroller of the Currency regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4.0% leverage ratio (3.0% for savings associations receiving the highest rating on the CAMELS rating system) and an 8.0% risk-based capital ratio.

The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4.0% and 8.0%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OCC, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At September 30, 2011, the Bank’s capital exceeded all applicable requirements. See Note 14 to the notes to our consolidated financial statements included elsewhere herein.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company must still file a notice with the Office of the Comptroller of the Currency at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The notice or application may be disapproved if:

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

Liquidity. We maintain sufficient liquidity to ensure safe and sound operation in accordance with federal regulations.

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

A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At September 30, 2011, we maintained approximately 92.68% of our portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, federal regulators are required to assess the savings association’s record of compliance with the Community

Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Fairmount Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance – insured institutions to publicly disclose their ratings.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by federal regulations and by Sections 23A and 23B of the Federal Reserve Act, and by Regulation W promulgated by the Federal Reserve Board. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairmount Bank. Fairmount Bancorp, Inc. is an affiliate of Fairmount Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 10% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order, to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If action is not taken by the OCC, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the banking regulator is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” The criteria for an acceptable capital restoration plan include, among other things, the establishment of the methodology and assumptions for attaining adequately capitalized status on an annual basis, procedures for ensuring compliance with restrictions imposed by applicable federal regulations, the identification of the types and levels of activities in which the savings association will engage while the capital restoration plan is in effect, and assurances that the capital restoration plan will not appreciably increase the current risk profile of the savings association. Any holding company for the savings association required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2011, we met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7.00 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%. As part of a plan to restore the reserve ratios to 1.15%, in June 2009 the FDIC imposed a special assessment on all insured institutions equal to five basis points of assets less Tier I capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures. Fairmount Bank recorded an expense of $28,000 during the quarter ended September 30, 2009, to reflect the special assessment. In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Company prepaid $1.4 million in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In February 2011, as required by the Dodd-Frank Act, the FDIC revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the revisions eliminated the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The rule also revised the assessment rate schedule to provide assessments ranging from 5 to 45 basis points.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

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

•

The USA PATRIOT Act and the related regulations of the Office of the Comptroller of the Currency, which require savings associations operating in the United States, among other things, to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. After completion of the conversion, Fairmount Bancorp, Inc. became a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Fairmount Bancorp, Inc. is registered with the Federal Reserve and subject Federal Reserve regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over Fairmount Bancorp, Inc.

and its subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Like bank holding companies, federal savings and loan holding companies are now subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, were transferred to the Federal Reserve Board on July 21, 2011.

Acquistion of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve Board. Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Permissible Activities. Under present law, the business activities of Fairmount Bancorp, Inc. will be generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Fairmount Bancorp, Inc., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Federal Securities Laws

Fairmount Bancorp, Inc.’s common stock is registered with the SEC under the Securities Exchange Act of 1934. Fairmount Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2011 under the requirements of the Sarbanes-Oxley Act. We have prepared and will prepare policies, procedures and systems designed to ensure compliance with these regulations.

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

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2011, we had no minimum tax credit carry forward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2011, we had no net operating loss carry forward for federal income tax purposes.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our operations from our offices located at 8216 Philadelphia Road, Baltimore, Maryland 21237 and 7527 Belair Road, Baltimore, MD 21236 (the former office of Fullerton). The net book value of the premises, land and equipment at 8216 Philadelphia Road was $2,613,000 at September 30, 2011. The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.

We also own a property that may be used for expansion and/or developed and sold. At September 30, 2011, the book value of this property was $162,000.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Fairmount Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “FMTB”. The common stock commenced trading on June 3, 2010. As of September 30, 2011, there were 440,038 shares of common stock outstanding. As of December 22, 2011, there were 500,314 shares of common stock outstanding. At that date, the Company had approximately 111 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or “street” name accounts through brokers.

The high and low sales prices of Fairmount’s common stock since the stock conversion in June 2010 shown below are based on information posted on the OTC Bulletin Board by broker-dealers. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

2011:	High Bid	Low Bid	Close
September 30, 2011	$17.00	$16.50	$16.50
June 30, 2011	18.00	15.75	17.00
March 31, 2011	20.00	15.00	16.00

2010:
December 31, 2010	20.00	12.00	20.00
September 30, 2010	12.25	10.75	12.00
June 30, 2010	12.00	10.10	11.00

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

At September 30, 2011, there were no compensation plans under which equity securities of Fairmount Bancorp, Inc. were authorized for issuance other than the ESOP.

Item 6. Selected Financial Data

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 45 of this annual report.

	At September 30,
	2011	2010
	(In thousands)
Selected Financial Conditional Data:

Total assets	$72,787	$70,952
Cash and cash equivalents	619	281
Federal funds sold and interest-bearing deposits in other banks	4,321	1,820
Certificates of deposit	1,249	2,748
Investment securities	7,805	9,288
Federal Home Loan Bank stock	604	579
Loans receivable, net	53,758	52,544
Deposits	50,947	49,971
Borrowed funds	10,000	10,000
Equity	11,477	10,831

	For the Years Ended September 30,
	2011	2010
	(In thousands)
Selected Operating Data:

Interest and dividend income	$3,764	$3,693
Interest expense	1,101	1,331

Net interest income	2,663	2,362
Provision for loan losses	455	200

Net interest income after provision for loan losses	2,208	2,162
Non-interest income	226	132
Non-interest expense	1,671	1,585

Income before income taxes	763	709
Provision for income taxes	274	196

Net income	$489	$513

	At or for the Years Ended September 30,
	2011	2010

Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average total assets)	0.67%	0.75%

Return on equity (ratio of net income to average equity)	4.40%	6.34%
Interest rate spread(1)	3.69%	3.52%
Net interest margin(2)	3.89%	3.70%
Efficiency ratio(3)	57.85%	63.55%
Non-interest expense to average total assets	2.31%	2.33%
Average interest-earning assets to average interest-bearing liabilities	112.92%	108.57%
Loans to deposits	105.52%	105.15%

Asset Quality Ratios:
Non-performing assets to total assets(4)	3.22%	0.76%
Non-performing loans to total loans	2.67%	0.95%
Allowance for loan losses to non-performing loans	45.67%	66.64%
Allowance for loan losses to total loans	1.22%	0.63%
Net chargeoffs as a percentage of average loans outstanding	0.23%	0.17%

Capital Ratios:
Average equity to average assets	15.11%	11.74%
Equity to total assets at end of period	15.77%	15.27%
Total capital to risk-weighted assets	24.75%	24.14%
Tier 1 capital to risk-weighted assets	23.50%	23.35%
Tier 1 capital to average assets	13.12%	12.56%

Per Share Data (5):
Net income, basic	$1.18	$1.25
Book value	$25.85	$26.51
Market price	$16.50	$12.00
Average shares outstanding	415,083	408,569

Other Data:
Number of full service offices	1	1
Number of employees	12	12

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Non-performing assets consist of non-performing loans and real estate owned.
(5)	Book value per share is calculated using the number of shares of common stock outstanding of 444,038 as of each of September 30, 2011 and 2010.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the OCC, as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Business Strategy

Highlights of our business strategy are as follows:

•

Growing and Diversifying our Loan Portfolio. We will pursue loan portfolio diversification with an emphasis on credit risk management to increase our origination of loans that provide higher returns. These loans provide higher returns than loans secured by one- to four-family residential real estate. These loans are generally originated with rates that are fixed for seven years or less or adjust periodically, which assists us in managing our interest rate risk. We also intend to increase our origination of commercial real estate and construction loans when market conditions improve.

•

Continuing to Emphasize Residential Real Estate Lending. Historically, we have emphasized one- to four-family, fixed-rate residential lending within our market area. As of September 30, 2011, $42,426,000, or 77.90%, of our total loan portfolio consisted of one- to four-family residential mortgage loans. During the year ended September 30, 2011, we originated $4,602,000 of one- to four-family residential mortgage loans and $560,000 of one-to four-family non-owner occupied loans. In addition, to a lesser extent, we originate construction/permanent loans and second mortgage loans.

•

Continuing to Maintain Strong Asset Quality Through Conservative Underwriting Standards. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to maintain favorable asset quality reflected primarily by a low level of nonperforming assets, low charge-offs and adequacy of loan loss reserves. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At September 30, 2011, $2,341,000, or 3.22% of our total assets, was nonperforming. Although we intend to diversify our lending activities into commercial real estate loans, construction loans and consumer loans, we intend to maintain our conservative approach to underwriting loans. We do not offer, and do not intend to offer, “interest only,” “Option ARM,” “sub-prime” or Alt-A” loans, nor does it hold any securities backed by these mortgages. Total net charge-offs for the year ended September 30, 2011, were $124,000, or 0.23% of average loans outstanding.

•

Building Lower Cost Deposits. We currently offer NOW accounts, savings accounts and certificates of deposit. At September 30, 2011, certificates of deposit represented 70.54% of our total deposits. We intend to introduce new commercial checking accounts and focus on growing transaction deposit accounts. Checking accounts, NOW accounts and savings accounts are generally lower-cost sources of funds than certificate of deposits and are less sensitive to withdrawal when interest rates fluctuate. As we grow our commercial loan portfolio, we expect to attract core deposits from our new commercial loan customers. We also expect additional core deposits from internet banking, which is expected to be available to our customers in early 2012.

•

Maintaining a Strong Capital Position Through Disciplined Growth and Earnings. Our policy has always been to protect the safety and soundness of the institution through conservative risk management, sound operations and a strong capital position. We have consistently maintained capital in excess of regulatory requirements. Our equity to total assets ratio was 15.77% at September 30, 2011.

•

Offering New and Better Products and Services. We intend to utilize technology to increase productivity and provide new and better products and services. We expect to begin offering debit cards in early 2012. We anticipate implementing an internet banking services platform by early 2012. We expect that these new products and services will help to maintain and increase our deposit base, will attract business and retail customers and will increase productivity. We will analyze the profitability of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•

Expanding Our Branch Network. We intend to evaluate and pursue opportunities to expand our franchise in our market area through the enhanced presence in the community provided by our new office facility and by opening additional banking offices and, possibly, through acquisitions of other financial institutions and banking related businesses. Other than the acquisition of Fullerton in October 2011, we have no current arrangements to acquire other financial institutions.

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total assets increased by $1,835,000, or 2.59%, to $72,787,000 at September 30, 2011, from $70,952,000 at September 30, 2010. The increase was the result of an increase of $1,340,000 in cash and cash equivalents and an increase in net loans of $1,214,000 funded by decreases in investment securities of $1,483,000 and increases of $976,000 in deposits.

Cash and cash equivalents increased by $1,340,000, or 27.63%, to $6,189,000 at September 30, 2011, from $4,849,000 at September 30, 2010. This increase was primarily the result of decreases in investment securities due to agency security calls during the fiscal year ended September 30, 2011.

Investment securities decreased by $1,483,000, or 15.97%, to $7,805,000 at September 30, 2011, from $9,288,000 at September 30, 2010. The decrease was the result of $2,389,000 in purchases offset by $3,958,000 in maturities, payments and calls.

Total net loans increased from $52,544,000 at September 30, 2010, to $53,758,000 at September 30, 2011. This represented an increase of $1,214,000, or 2.31%. The increase in the loan portfolio was primarily attributable to an increase of $850,000, or 3.53%, in the one-to four-family owner occupied real estate loans, an increase of $726,000, or 19.24% in construction and land development loans and an increase of $589,000, or 64.93%, in secured commercial loans. For related party loan information see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Foreclosed assets increased from September 30, 2010 to September 30, 2011 by $849,000, which is described below:

•

One commercial borrower with one loan secured by five residential condominium units in Ocean City, Maryland and one commercial business property in Anne Arundel County with an outstanding balance of $770,000. This relationship is the result of a loan participation whereby we purchased 35% of the loan from the lead lender. On May 23, 2011, along with the lead lender, we took a deed in lieu of foreclosure on the five condominium units and have hired a management company to maintain the properties and collect the rents. We recorded a foreclosed asset in the amount of $459,000 and a charge-off of $114,000 relating to the five condominium units. We believe we adequately recorded the fair value of the foreclosed asset to enable recovery through the liquidation of the properties and avoid future additional losses on these properties. We have a remaining loan balance of $216,000 with the commercial borrower secured by the commercial business property. This loan was restructured and is considered a troubled debt restructuring. Based on the appraisal of the commercial property, an additional allowance was not required for the remaining loan.

•

One commercial borrower with one loan secured by seven single family land lots ranging in size from one acre to twenty two acres, in Talbot County with an outstanding balance of $390,000. This relationship is the result of a participation whereby we purchased 35% of the loan from the lead lender. On May 13, 2011, along with the lead lender, we purchased the lots at a foreclosure sale. We recorded a foreclosed asset in the amount of $390,000 relating to the seven single family land lots. We believe we adequately recorded the fair value of the foreclosed asset to enable recovery through the liquidation of the properties.

Total liabilities at September 30, 2011 were $61,310,000, an increase of $1,189,000, or 1.98%, from $60,121,000 at September 30, 2010. The increase was due primarily to an increase in deposits of $976,000, or 1.95% from September 30, 2010 to September 30, 2011.

Deposits increased to $50,947,000 at September 30, 2011, from $49,971,000 at September 30, 2010. This represented an increase of $976,000, or 1.95%. Noninterest-bearing demand deposits decreased by $94,000, or 13.06%, from $720,000 at September 30, 2010, to $626,000 at September 30, 2011. Interest-bearing demand deposits decreased from $4,277,000 at September 30, 2010, to $3,954,000 at September 30, 2011. This was a decrease of $323,000, or 7.55%. Savings deposits increased $1,162,000, or 12.54%, from $9,267,000 at September 30, 2010, to $10,429,000 at September 30, 2011. Certificates of deposit increased from $35,707,000 at September 30, 2010, to $35,938,000 at September 30, 2011. This represented an increase of $231,000, or 0.65%. For related party deposit information see Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Borrowed funds, which were exclusively Federal Home Loan Bank advances remained the same at $10,000,000 at September 30, 2011 and September 30, 2010. At September 30, 2011, the weighted average rate of the advances was 2.69%. The balance of borrowed funds fluctuates depending on, among other things, our ability to attract deposits, the relative pricing of advances compared to deposits, and its liquidity needs.

Total equity was $11,477,000, or 15.77%, of total assets at September 30, 2011, compared to $10,831,000, or 15.27%, of total assets at September 30, 2010. The primary reason for the $646,000, or 5.96% , increase in equity was $489,000 in net income reported for the fiscal year ended September 30, 2011. Other changes include a release of shares for the ESOP of $91,000 and an increase of $66,000 in accumulated other comprehensive income due primarily to the effects of interest rate fluctuations on the Company’s available-for-sale portfolio.

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

Overview. Net income decreased by $24,000, or 4.68%, to $489,000 for the year ended September 30, 2011, from $513,000 for the year ended September 30, 2010. Net interest income increased $301,000, or 12.74%, to $2,663,000 for the year ended September 30, 2011, from $2,362,000 for the year ended September 30, 2010. Provision for loan and lease losses increased by $255,000, or 127.50%, to $455,000 for the year ended September 30, 2011, from $200,000 for the year ended September 30, 2010. Non-interest income increased by $94,000, or 71.21%, from $132,000 for the year ended September 30, 2010, to $226,000 for the year ended September 30, 2011. Non-interest expenses increased by $86,000, or 5.43%, from $1,585,000 for the year ended September 30, 2010, to $1,671,000 for the year ended September 30, 2011. Income taxes increased $78,000, or 39.80%, from $196,000 for the year ended September 30, 2010 to $274,000 for the year ended September 30, 2011.

Net Interest Income. Net interest income increased by $301,000, or 12.74%, to $2,663,000 for the year ended September 30, 2011, from $2,362,000 for the year ended September 30, 2010. The increase primarily resulted from the combined effects of an increase of $71,000, or 1.92%, in interest and dividend income to $3,764,000 for the year ended September 30, 2011, from $3,693,000 in the year ended September 30, 2010, and a decrease of $230,000 in interest expense to $1,101,000 for the year ended September 30, 2011, from $1,331,000 for the year ended September 30, 2010. The increase in interest and dividend income was due to a combination of a $4,499,000 increase in the average balance of interest earning assets from September 30, 2010, to September 30, 2011, offset by a decrease in the average rates earned on interest-bearing assets to 5.51% at September 30, 2011 from 5.78% at September 30, 2010. Interest expense decreased due to a combination of a decrease in the average rates paid on deposits and borrowings to 1.82% at September 30, 2011, from 2.26% at September 30, 2010, offset by an increase in interest-bearing liabilities of $1,721,000 from September 30, 2010 to September 30, 2011.

For the year ended September 30, 2011, the average yield on interest-earning assets was 5.51%, compared to 5.78% for the year ended September 30, 2010. The average cost of interest-bearing liabilities was 1.82% for the year ended September 30, 2011, compared to 2.26% for the year ended September 30, 2010. The average balance of interest-earnings assets increased by $4,499,000, or 7.04%, to $68,370,000 for the year ended September 30, 2011, compared to $63,871,000 for the year ended September 30, 2010. The average balance of interest-bearing liabilities increased by $1,721,000, or 2.93%, to $60,548,000 for the year ended September 30, 2011, from $58,827,000 for the year ended September 30, 2010.

Due to lower funding costs, the average interest rate spread was 3.69% for the year ended September 30, 2011, compared to 3.52% for the year ended September 30, 2010. The average net interest margin was 3.89% for the year ended September 30, 2011, compared to 3.70% for the year ended September 30, 2010.

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

The provision for loan and lease losses increased $255,000, or 127.50%, to $455,000 for the year ended September 30, 2011, from $200,000 for the year ended September 30, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in classified loans from September 30, 2010 to September 30, 2011, the establishment of specific allowances for our impaired loans of $163,000 at September 30, 2011, and the uncertainty regarding the housing market. The Bank recorded net charge-offs of $124,000 and $86,000 for the years ended September 30, 2011 and September 30, 2010, respectively.

Non-Interest Income. Non-interest income was $226,000 for the year ended September 30, 2011, which was an increase of $94,000, or 71.21%, from $132,000 for the year ended September 30, 2010. The primary reason for the increase was that the Company sold its previous headquarters location and recorded a gain of $127,000 on the sale. Service charges and fees decreased by $28,000, or 24.14% from $116,000 for the year ended September 30, 2010, to $88,000 for the year ended September 30, 2011. This decrease in service fees and charges was primarily due to a decrease in loan settlements during the fiscal year.

Non-Interest Expense. Non-interest expense increased by $86,000, or 5.43% to $1,671,000 for the year ended September 30, 2011, from $1,585,000 for the year ended September 30, 2010. The increase was due to increases in salaries, fees and employment expenses, increases in professional expenses, offset by decreases in FDIC insurance premiums. Salaries, fees and employment expenses increased by $39,000, or 4.05%, to $1,001,000 for the year ended September 30, 2011, from $962,000 for the year ended September 30, 2010, primarily as the result of normal pay scale adjustments. Professional fees increased by $48,000, or 55.81%, from $86,000 for the year ended September 30, 2010 to $134,000 for the year ended September 30, 2011. This increase was the result of the increased reporting requirements associated with the Company’s public company status. FDIC insurance premiums decreased by $19,000, or 21.84%, from $87,000 for the year ended September 30, 2010 to $68,000 for the year ended September 30, 2010. This decrease was the result of the recording of additional FDIC expenses during the fiscal year ending September 30, 2010, after the depletion of the one-time assessment credit.

Income Taxes. The provision for income taxes increased $78,000, or 39.80%, to $274,000 for the year ended September 30, 2011, from $196,000 for the year ended September 30, 2010. This increase was in part due to the change in accounting method for tax purposes from the cash to accrual basis of accounting that occurred during the fiscal year ending September 30, 2010. The change provides the Company with a tax deduction to be taken over the next three fiscal years.

Total Comprehensive Income. Total comprehensive income for the years ended September 30, 2011 and 2010, consisted of net income and the change in unrealized gains on investment securities available for sale, net of tax. Total comprehensive income was $556,000 and $583,000 for the years ended September 30, 2011 and 2010, respectively. The decrease in total comprehensive income resulted from a decrease in net income of $24,000 and a decrease in adjustments to other comprehensive income of $3,000 from a change in unrealized gains on investment securities available for sale.

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

	Years Ended,
	September 30, 2011			September 30, 2010
	Average Outstanding Balance	Interest Income Expense	Yield/ Rate	Average Outstanding Balance	Interest Income Expense	Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Loans	$54,542	$3,381	6.20%	$51,369	$3,361	6.54%
Federal funds sold and interest-bearing deposits in other banks	1,894	2	0.11	3,432	5	0.15
Certificates of deposit	1,866	23	1.24	1,139	12	1.08
Investment securities	9,460	354	3.74	7,332	313	4.28
Federal Home Loan Bank Stock	608	4	0.68	599	2	0.35

Total interest earning assets	$68,370	$3,764	5.51%	$63,871	$3,693	5.78%

Non interest earning assets	4,282			4,193

Total assets	$72,652			$68,064

Interest bearing liabilities
Interest bearing demand deposits	$4,038	$29	0.72%	$4,085	$41	1.01%
Savings deposits	9,578	75	0.78	9,473	102	1.08
Certificates of deposit	36,370	719	1.98	34,442	908	2.64
Borrowed funds	10,562	278	2.64	10,827	280	2.59

Total interest bearing liabilities	$60,548	$1,101	1.82%	$58,827	$1,331	2.26%

Non-interest bearing liabilities	1,007			1,157

Total liabilities	$61,555			$59,984

Retained earnings	11,097			8,080

Total liabilities and retained earnings	$72,652			$68,064

Net interest income(3)		$2,663			$2,362

Net interest rate spread			3.69%			3.52%

Net interest earning assets	$7,822			$5,044

Net interest margin(4)			3.89%			3.70%

Average of interest earning assets to interest bearing liabilities			112.92%			108.57%

(1)	Average loan balances include nonaccrual loans. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Yields are based on historical costs. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(3)	Yields are based on the historical cost balances of the related assets and do not give effect to changes in fair value that are included as a component of equity. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(4)	Equals net interest income divided by average earning assets.

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

	Years Ended September 30, 2011 vs. 2010			Years Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$202	$(182)	$20	$214	$13	$227
Federal funds sold and interest-bearing deposits in other banks	(2)	(1)	(3)	—	(4)	(4)
Certificates of deposit	9	—	9	12	—	12
Investment securities	85	(44)	41	64	(46)	18
Federal Home Loan Bank stock	—	2	2	—	1	1

Total interest-earning assets	$294	$(225)	$69	$290	$(36)	$254

Interest-bearing liabilities:

Interest-bearing demand deposits	$—	$(12)	$(12)	$16	$(15)	$1
Saving deposits	1	(27)	(26)	3	(10)	(7)
Certificates of deposit	44	(234)	(190)	139	(300)	(161)
Borrowed funds	(7)	5	(2)	2	(7)	(5)

Total interest bearing liabilities	$38	$(268)	$(230)	$160	$(332)	$(172)

Change in net interest income	$256	$43	$299	$130	$296	$426

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

We have emphasized the origination of fixed-rate mortgage loans in our portfolio in order to maximize our net interest income and control credit risk. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain relatively high levels of short-term liquid assets. At September 30, 2011, our short-term liquid assets totaled $6,189,000.

•	We lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and the use of Federal Home Loan Bank advances;

•	We invest in shorter- to medium-term securities and in securities with step-up rate features providing for increased interest rates prior to maturity according to a predetermined schedule; and

•	We maintain high levels of capital.

In the future, we intend to take additional steps to reduce interest rate risk, including originating construction loans and lines of credit and selling a portion of the one-to four-family non-owner occupied investor loans we originate.

Net Portfolio Value. The OCC requires the computation of amounts by which the net present value of an institution’s cash flow from assets, liabilities and off-balance sheet items (the institution’s net portfolio value, or “NPV”) would change in the event of a range of assumed changes in market interest rates. The OCC provides all institutions that file a Maturity/Rate Schedule as a part of their quarterly Thrift Financial Report with an interest rate sensitivity report of net portfolio value. The OCC simulation model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the OCC model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. A basis point equals one-hundredth of one percent, and 100 basis points equals 1%. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The OCC provides us the results of the interest rate sensitivity model, which is based on information we provide to the OCC to estimate the sensitivity of our net portfolio value.

Quantitative Analysis. The table below sets forth, as of September 30, 2011, the estimated changes in our NPV that would result from the designated instantaneous changes in the U.S. Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)		Estimated NPV(2)	Estimated Increase		NPV as a Percentage of Present Value of Assets(3)
			(Decrease) in NPV		NPV Ratio (4)	Change in Basis Points
			Amount	Percent
		(Dollars in thousands)
+300	bp	$11,343	$(3,376)	(22.94)%	15.39%	(365)
+200	bp	12,713	(2,006)	(13.63)	16.90	(214)
+100	bp	13,906	(813)	(5.52)	18.17	(86)
+50	bp	14,478	(241)	(1.64)	18.82	(22)
0	bp	14,719	—	—	19.03	—
-50	bp	14,889	170	1.16	19.19	16
-100	bp	15,051	332	2.26	19.36	33

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2011, in the event of a 200 basis point increase in interest rates, we would experience a 13.63% decrease in net portfolio value. In the event of a 100 basis point decrease in interest rates, we would experience a 2.26% increase in net portfolio value.

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. We believe that it has enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2011.

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

Our most liquid assets are cash and cash equivalents and certificates of deposit. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $6,189,000. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $6,168,000 at September 30, 2011.

At September 30, 2011, we had $341,000 in mortgage loan commitments outstanding. In addition, at that date, we had unfunded commitments under lines of credit, including letters of credit of $4,967,000. Certificates of deposit due within one year of September 30, 2011 totaled $23,767,000, or 46.65%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pays on the certificates of deposit due on or before September 30, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank’s primary investing activity is loan origination. In the years ended September 30, 2011 and 2010, the Bank originated $8,857,000 and $13,261,000 in loans, respectively. During the years ended September 30, 2011 and 2010, the Bank purchased $2,389,000 and $6,029,000 of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $976,000 for the year ended September 30, 2011. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all regulatory capital requirements and we were considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 14 of the Notes to the Consolidated Financial Statements.

We have the capacity to borrow up to $21,700,000 with the Federal Home Loan Bank of Atlanta. Our outstanding borrowings with the Federal Home Loan Bank of Atlanta at September 30, 2011 were $10,000,000. We also have a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at September 30, 2011, under this facility.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

In August 2011, the SEC issued Final rule No. 33-9250, “Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.” The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940. These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification. The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act. The Release was effective as of August 12, 2011. The adoption of the release did not have a material impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible-Goodwill and Other (Topic 350)-Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first access qualitative factors related to goodwill to determine whether it is more likely that not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more that 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fairmount Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Fairmount Bancorp, Inc. and its wholly-owned subsidiary (Fairmount Bank) as of September 30, 2011 and 2010, and the related consolidated statements of income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for the years then ended. Fairmount Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Bancorp, Inc. and its wholly-owned subsidiary as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chambersburg, Pennsylvania

December 22, 2011

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2011 and September 30, 2010

	September 30, 2011	September 30, 2010
Assets
Cash and due from banks	$618,683	$281,379
Interest-bearing deposits in other banks	168,777	126,173
Certificates of deposit	1,249,000	2,748,000
Federal funds sold	4,152,566	1,693,959

Cash and cash equivalents	6,189,026	4,849,511

Securities available for sale, at fair value	6,168,351	5,510,217
Securities held to maturity, at amortized cost	1,636,563	3,778,056
Federal Home Loan Bank stock, at cost	604,200	578,600
Loans, net of allowances for loan and lease losses of $665,289 at September 30, 2011 and 334,486 at September 30, 2010	53,758,286	52,544,287
Accrued interest receivable, investments	35,953	53,716
Accrued interest receivable, loans	210,635	217,955
Premises and equipment, net	2,775,306	2,939,895
Foreclosed assets, net	884,000	35,000
Prepaid expenses	302,236	253,506
Cash surrender value of life insurance	68,809	66,882
Income tax receivable	—	118,862
Deferred income tax assets	110,415	—
Other assets	43,059	5,151

Total assets	$72,786,839	$70,951,638

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$626,354	$719,701
Interest-bearing demand deposits	3,953,516	4,276,850
Savings deposits	10,429,075	9,267,426
Certificates of deposit	35,938,465	35,706,562

Total deposits	50,947,410	49,970,539

Federal Home Loan Bank advances	10,000,000	10,000,000
Accounts payable	55,024	—
Income taxes payable	177,084	—
Accrued interest payable	42,448	42,667
Deferred compensation liability	15,950	23,360
Deferred income tax liabilities	—	18,064
Other liabilities	71,586	65,537

Total liabilities	61,309,502	60,120,167

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 444,038 shares at September 30, 2011 and 2010	4,440	4,440
Additional paid in capital	3,774,574	3,744,182
Retained earnings	7,728,798	7,239,989
Unearned ESOP shares	(230,000)	(289,710)
Accumulated other comprehensive income	199,525	132,570

Total stockholders’ equity	11,477,337	10,831,471

Total liabilities and stockholders’ equity	$72,786,839	$70,951,638

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended September 30, 2011 and 2010

	2011	2010

Interest and dividend income:
Interest on loans	$3,381,134	$3,360,515
Interest and dividends on investments	383,000	332,008

Total interest income	3,764,134	3,692,523

Interest expense:
Interest on deposits	822,882	1,050,841
Interest on borrowings	278,687	280,382

Total interest expense	1,101,569	1,331,223

Net interest income	2,662,565	2,361,300

Provision for loan and lease losses	455,000	200,000

Net interest income after provision for loan and lease losses	2,207,565	2,161,300

Non-interest income:
Service fees on deposit accounts	5,574	4,053
Other service charges, commissions and fees	88,514	115,610
Gain on sale of assets	125,815	—
Gain on sale of investments securities	—	1,164
Other non-interest income	6,665	11,505

Total non-interest income	226,568	132,332

Non-interest expense:
Salaries, fees and employment	1,001,297	962,022
Premises and equipment	172,393	173,241
Professional fees	133,880	85,343
Data processing	79,806	78,350
FDIC insurance premium	67,974	86,964
Supervisory examination	36,731	30,936
Insurance and bond premiums	26,187	23,106
Stationery, printing and supplies	30,712	32,564
Other operating expenses	122,296	112,160

Total non-interest expense	1,671,276	1,584,686

Income before income taxes	762,857	708,946

Income taxes	274,048	196,297

Net income	$488,809	$512,649

Basic earnings per share	$1.18	$1.25

Basic weighted average shares outstanding	415,083	408,569

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Changes in Stockholder’s Equity

Years Ended September 30, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

Balance, September 30, 2009	$—	$—	$6,727,340	$—	$62,500	$6,789,840

Comprehensive income:
Net income	—	—	512,649			512,649

Change in unrealized gain on available for sale securities, net of tax effect of $42,427	—				70,070	70,070

Total comprehensive income	—	—	—	—	—	582,719

Issuance of common stock	4,440	3,737,630	—	—	—	3,742,070

Acquisition of unearned ESOP shares	—	—	—	(355,230)	—	(355,230)

ESOP shares released for allocation	—	6,552	—	65,520	—	72,072

Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$132,570	$10,831,471

Comprehensive income:
Net income	—	—	488,809	—		488,809

Change in unrealized gain on available for sale securities, net of tax effect of $43,093	—	—	—	—	66,955	66,955

Total comprehensive income						555,764

ESOP shares released for allocation	—	30,392	—	59,710	—	90,102

Balance, September 30, 2011	$4,440	$3,774,574	$7,728,798	$(230,000)	$199,525	$11,477,377

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2011 and 2010

	For the Year Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$488,809	$512,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,199	111,674
Amortization and accretion of securities	24,997	18,601
Provision for loan and lease losses	455,000	200,000
Other (gains) and losses, net	(125,815)	(2,536)
Deferred income taxes	(172,102)	(79,526)
(Increase) decrease in accrued interest receivable	25,083	(37,487)
(Increase) decrease in prepaid expenses	(48,730)	(162,369)
(Increase) decrease in cash surrender value of life insurance	(1,927)	(1,953)
(Increase) decrease in income taxes receivable	118,862	(118,862)
(Increase) decrease in other assets	(37,908)	47
Increase (decrease) in accounts payable	55,024	(194,666)
Increase (decrease) in accrued interest payable	(219)	(588)
Increase (decrease) in income taxes payable	177,084	(51,635)
Increase (decrease) in other liabilities	6,049	23,420
Employee Stock Ownership Plan expense	90,102	72,072

Net cash provided (used) by operating activities	1,167,508	288,841

Cash flows from investing activities:
Proceeds from maturities, payments and calls of available for sale securities	957,545	934,151
Proceeds from maturities, payments and calls of held to maturity securities	3,000,000	1,000,000
Purchases of available for sale securities	(1,522,222)	(3,018,855)
Purchases of held to maturity securities	(866,383)	(3,010,000)
(Purchases) redemptions of Federal Home Loan Bank stock	(25,600)	22,300
Net (increase) in loans	(1,668,999)	(2,410,617)
Proceeds from disposal of foreclosed real estate	17,514	95,712
Proceeds from disposal of premises and equipment	204,020	660
Purchases of premises and equipment	(893,329)	(197,464)

Net cash provided (used) by investing activities	(797,454)	(6,584,113)

Cash flows from financing activities:
Net increase in deposits	976,871	4,132,095
Net increase (decrease) in borrowings	—	(1,000,000)
Payments on accrued deferred compensation obligation	(7,410)	(7,057)
Proceeds from issuance of common stock	—	3,386,840

Net cash provided (used) by financing activities	969,461	6,511,878

Net increase (decrease) in cash and cash equivalents	1,339,515	216,606

Cash and cash equivalents, beginning balance	4,849,511	4,632,905

Cash and cash equivalents, ending balance	$6,189,026	$4,849,511

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$1,101,788	$1,331,233
Income taxes	200,760	366,794

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $43,093 and $42,427, respectively	$66,955	$70,070
Foreclosed assets acquired in settlement of loans	866,514	35,000

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies

Nature of Operations

Fairmount Bancorp, Inc. a Maryland corporation (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and become the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering.

In accordance with the Office of Comptroller of the Currency (the “OCC”) regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Fairmount Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its home office in Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit, and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2011 and 2010, the Company owned shares totaling $604,200 and $578,600, respectively.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

remote. Cash collections on such loans are applied as reductions of the loan principal and no interest income is recognized on those loans until the principal balance has been collected. The carrying value of impaired loans is based on the present value of the loan’s expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral. The loan may be returned to accrual status if unpaid principal and interest are paid so that the loan is brought current and performing according to the contractual terms of the loan.

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

Allowance for Loan and Lease Losses

The allowance for loan losses is established through a provision for loan losses. The Company maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process by portfolio segment includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Comptroller of the Currency as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

The Company’s policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss, are those considered uncollectible and of such little value that there continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Loans may be periodically modified in a troubled debt restructuring (TDR) to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, a specific allowance is established for that portion of the loan that is deemed uncollectible. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Comptroller of the Currency, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The Company maintains the allowance for loan and lease losses at a level considered adequate to provide for losses inherent in the loan portfolio. While the Company utilizes available information to recognize losses on loans, future additions to the allowances for loan and lease losses may be necessary based on changes in economic conditions, particularly in its’ market area in the state of Maryland. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

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

The components of other comprehensive income (loss) and related tax effects at September 30, 2011 and 2010 were as follows:

	2011	2010

Unrealized holding gains (losses) on available-for-sale securities	$109,519	$107,644
Amortization of unrealized loss on securities transferred to held-to-maturity	529	6,017
Reclassification adjustment for losses (gains) realized in income	—	(1,164)

Net unrealized gains (losses)	110,048	112,497
Tax effect	(43,093)	(42,427)

Net-of-tax amount	$66,955	$70,070

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.	Significant Accounting Policies (Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments is represented by the contractual amount of these instruments. The Company uses the same credit policies for these instruments as it does for the on-balance sheet instruments.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended September 30, 2011 and 2010, advertising expense was $10,098 and $9,790 respectively.

Concentrations of Credit Risk

The Company has approximately $4,150,000 and $1,690,000, in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), as of September 30, 2011 and September 30, 2010, respectively. The Company’s management considers this a normal business risk. The Company also maintains accounts with stock brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation. The Company was required to maintain a $100,000 minimum balance in a deposit account with Maryland Financial as of September 30, 2011 and 2010, in relation to a sweep account.

Most of the Company’s activities are with customers in the Maryland counties of Baltimore and Harford and portions of the City of Baltimore. Notes 1, 4, and 5 discuss the types of activities and lending the Company engages in. The Bank does not have any significant concentrations in any one industry or customer.

Subsequent Events

The company has evaluated events and transactions subsequent to September 30, 2011 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events,” the Company has not identified any events, other than the Business Combination in Note 2, that would require adjustments to, or disclosure in the financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s method of presentation. Such reclassifications have no effect on net income.

Note 2.	Business Combinations

On October 12, 2011, the Company completed an acquisition of Fullerton Federal Savings Association (Fullerton), a federally chartered mutual savings association with one office located at 7527 Belair Road in Baltimore, Maryland. Fullerton converted from the mutual to the stock form of organization and immediately issued all of its capital stock to the Company and merged with and into the Bank. In connection with the merger, the Company issued 56,276 shares of its common stock at a price of $14.10 per share, resulting in gross proceeds of $793,000, net of offering expenses to date of approximately $340,000.

The Company will record assets and liabilities as of October 12, 2011. These amounts will represent the carrying value of Fullerton’s assets and liabilities adjusted to reflect the fair value at the date of the acquisition. The discounts and premiums resulting from the fair value adjustments will be accreted and amortized on a level yield basis over the anticipated lives of the underlying financial assets or liabilities. This amortization of premiums and discounts are not expected to have a material impact on the Company’s results of operations on future periods.

As of September 30, 2011, Fullerton had total assets of $8,525,000, total equity of $1,029,000, total net loans of $2,507,000 and total deposits of $7,474,000.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2.	Business Combinations (Continued)

Information about the fair values of assets acquired and liabilities assumed at the acquisition date are not available because an updated appraisal of Fullerton as of October 12, 2011 has not yet been received.

The excess fair value of assets acquired over liabilities assumed, less transaction costs incurred, will result in negative goodwill. This negative goodwill will be reflected in the Company’s consolidated financial statements.

The primary purpose of the Fullerton acquisition was to expand the Company’s deposit market share and to provide additional capital to the Bank.

Note 3.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2011 and 2010, are as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Residential Mortgage-Backed Securities	$5,834,512	$333,839	$—	$6,168,351

Securities Held to Maturity
State and Municipal Securities	$1,636,563	$116,853	$—	$1,753,416

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities (Continued)

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Securities Available for Sale
Residential Mortgage-Backed Securities	$5,286,426	$223,791	$—	$5,510,217

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,005,655	$24,698	$(24,320)	$3,006,033

State and Municipal Securities	772,401	45,579	—	817,980

	$3,778,056	$70,277	$(24,320)	$3,824,013

The amortized cost and estimated fair value of securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	168,796	180,628	647,812	699,870
Due after ten years	5,665,716	5,987,723	988,751	1,053,546

	$5,834,512	$6,168,351	$1,636,563	$1,753,416

There were no sales of investment securities during 2011 and 2010.

Securities with gross unrealized losses at September 30, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
State and Municipal Securities	$—	$—	$—	$—	$—	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities (Continued)

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$975,680	$24,320	$—	$—	$975,680	$24,320
State and Municipal Securities	—	—	—	—	—	—

	$975,680	$24,320	$—	$—	$975,680	$24,320

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans and Allowance for Loan and Lease Losses

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at September 30, 2011 and 2010 were as follows:

	2011	2010
Real estate loans
One-to four-family owner occupied	$24,910,233	$24,059,987
One-to four-family non-owner occupied	17,516,270	17,281,713
Home equity	1,820,890	1,703,928
Mobile home	2,429,452	2,684,489
Secured by other properties	1,783,214	2,392,537
Construction and land development	4,495,930	3,770,400

Total real estate loans	52,955,989	51,893,054

Commercial and consumer loans
Secured commercial	1,495,579	906,770
Commercial leases	5,874	40,650
Savings	6,438	25,909

Total commercial and consumer loans	1,507,891	973,329

Total loans	54,463,880	52,866,383

Unamortized premiums and loan fees	362,304	438,778
Unearned income on loans	(402,609)	(426,388)
Allowance for loan and lease losses	(665,289)	(334,486)

Total loans, net	$53,758,286	$52,544,287

The Company had a mobile home loan origination program that began in 2005 in which it is no longer participating. At September 30, 2011 and 2010, these loan balances totaled $2,429,452 and $2,684,489, respectively. Mobile home loans were purchased from by a third-party originator and funded by the Company at settlement. The Company paid a premium/loan origination fee to the third-party originator, of which one-half was wired upon settlement of the loan and the remainder was kept by the Company in a depository account in the name of the third-party. At September 30, 2011 and 2010, the balance in the account was $95,884 and $136,274, respectively, and can be accessed by the Company in the event of prepayment, foreclosure or deterioration of the value of the mobile home. As of September 30, 2011 and 2010, the Company has prepaid loan origination fees related to this program of $348,293 and $421,975, which are being amortized over the estimated lives of the loans.

In October 2004, the Company purchased a block of mortgage loans from another financial institution for $2,126,620, with an average yield of 6%. At September 30, 2011 and 2010, the loan balances were $671,643 and $772,684, respectively, and included in mortgage loans secured by one-to four family residences. In addition, the Company has unamortized loan premiums of $14,011 and $16,803 as of September 30, 2011 and 2010, respectively, being amortized over the terms of the purchased loans.

In May 2009, the Company purchased a block of one-to four-family mortgage loans totaling $1,109,768, with an average yield of 6.08%. There was no premium paid on the purchase. The balances of purchased loans at September 30, 2011 and 2010, are included in the breakdown of loans shown above.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans and Allowance for Loan and Lease Losses (Continued)

Loans and their remaining contractual maturities at September 30, 2011, were as follows:

Maturities

One year or less	$4,607,912
After one year to five years	5,244,666
After five years to ten years	10,646,146
After ten years to fifteen years	12,962,619
After fifteen years	21,002,537

$54,463,880

In the normal course of banking business, loans are made to officers and directors and related affiliates. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory limitations, and do not involve more than the normal risk of collectability.

Loans to officers, directors and related affiliates at September 30, 2011 and 2010, were as follows:

	2011	2010
Balance, beginning of year	$660,701	$509,418
Additions	—	186,500
Repayments	(146,912)	(35,217)

Balance, end of year	$513,789	$660,701

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

During December 2010, the Company repossessed a mobile home and $18,905, representing the outstanding principal balance, was charged against the depository account. During September 2010, the Company repossessed a mobile home and $44,423, representing the outstanding principal balance was charged against the depository account. The losses on these mobile home repossessions were not charged against the allowance for loan losses. The mobile home loan portfolio segment is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. The Company will continue to monitor the reserve account and modify its allowance for loan losses relative to mobile home loans.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486
Charge-offs	—	(9,770)	—	(114,427)	—	—	—	(124,197)
Recoveries	—	—	—	—	—	—	—	—
Provision	25,590	316,958	52,719	78,613	(38,873)	(1,544)	21,537	455,000

Ending Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289

Ending balance: individually evaluated for impairment	$—	$152,000	$11,142	$—	$—	$—	$—	$163,142

Ending balance: collectively evaluated for impairment	$64,547	$230,023	$41,577	$25,702	$91,135	$3,907	$45,256	$502,147

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$26,731,123	$17,516,270	$2,429,452	$1,783,214	$4,495,930	$1,507,891		$54,463,880

Ending balance: individually evaluated for impairment	$—	$829,477	$51,313	$216,000	$—	$—		$1,096,790

Ending balance: collectively evaluated for impairment	$26,731,123	$16,686,793	$2,378,139	$1,567,214	$4,495,930	$1,507,891		$53,367,090

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$36,960	$85,927	$—	$10,160	$62,686	$6,119	$17,865	$219,717
Charge-offs	—	—	—	—	(81,219)	(6,953)	—	(88,172)
Recoveries	—	—	—	—	—	2,941	—	2,941
Provision	1,997	(11,092)		51,356	148,541	3,344	5,854	200,000

Ending Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486

Ending balance: individually evaluated for impairment	$—	$—	$—	$35,880	$—	$—	$—	$35,880

Ending balance: collectively evaluated for impairment	$38,957	$74,835	$—	$25,636	$130,008	$5,451	$23,719	$298,606

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$25,763,915	$17,281,713	$2,684,489	$2,392,537	$3,770,400	$973,329		$52,866,383

Ending balance: individually evaluated for impairment	$—	$428,623	$—	$769,985	$—	$—		$1,198,608

Ending balance: collectively evaluated for impairment	$25,763,915	$16,853,090	$2,684,489	$1,622,552	$3,770,400	$973,329		$51,667,775

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2011 and September 30, 2010:

	September 30, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:

Pass	$24,759,826	$16,116,447	$1,747,844	$2,252,642	$1,567,214	$3,982,117
Special Mention	—	440,137	—	—	—	90,000
Substandard	150,407	959,686	73,046	176,810	—	423,813
Doubtful	—	—	—	—	216,000	—

	$24,910,233	$17,516,270	$1,820,890	$2,429,452	$1,783,214	$4,495,930

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,495,579	$4,941	$6,438
Special Mention	—	—	—
Substandard	—	933	—
Doubtful	—	—	—

	$1,495,579	$5,874	$6,438

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2010
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$24,059,987	$16,471,597	$1,703,928	$2,684,489	$1,622,552	$2,880,433
Special Mention	—	381,493	—	—	—	90,000
Substandard	—	428,623	—	—	769,985	799,967
Doubtful	—	—	—	—	—	—

	$24,059,987	$17,281,713	$1,703,928	$2,684,489	$2,392,537	$3,770,400

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$906,770	$40,650	$25,909
Special Mention	—	—	—
Substandard	—	—	—
Doubtful	—	—	—

	$906,770	$40,650	$25,909

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2011, and September 30, 2010:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$30,153	$—	$150,407	$180,560	$24,729,673	$24,910,233	$—
One-to four-family non-owner occupied	377,862	—	920,322	1,298,184	16,218,086	17,516,270	—
Home equity	—	—	73,046	73,046	1,747,844	1,820,890	—
Mobile home	49,292	—	95,904	145,196	2,284,256	2,429,452	—
Secured by other properties	—	—	216,000	216,000	1,567,214	1,783,214	—
Construction and land development	—	—	—	—	4,495,930	4,495,930	—

Total real estate loans	457,307	—	1,455,679	1,912,986	51,043,003	52,955,989	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,495,579	1,495,579	—
Commercial leases	—	—	933	933	4,941	5,874	—
Savings accounts	—	—	—	—	6,438	6,438	—

Total commercial and consumer loans	—	—	933	933	1,506,958	1,507,891	—

Total loans	$457,307	$—	$1,456,612	$1,913,919	$52,549,961	$54,463,880	$—

	September 30, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$12,111	$—	$—	$12,111	$24,047,876	$24,059,987	$—
One-to four-family non-owner occupied	622,160	—	113,875	736,035	16,545,678	17,281,713	—
Home equity	—	—	—	—	1,703,928	1,703,928	—
Mobile home	130,308	—	—	130,308	2,554,181	2,684,489	—
Secured by other properties	—	—	—	—	2,392,537	2,392,537	—
Construction and land development	—	—	388,067	388,067	3,382,333	3,770,400	—

Total real estate loans	764,579	—	501,942	1,266,521	50,626,533	51,893,054	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	906,770	906,770	—
Commercial leases	—	322	—	322	40,328	40,650	—
Savings accounts	—	—	—	—	25,909	25,909	—

Total commercial and consumer loans	—	322	—	322	973,007	973,329	—

Total loans	$764,579	$322	$501,942	$1,266,843	$51,599,540	$52,866,383	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	September 30, 2011	September 30, 2010

Real estate loans:
One-to four-family owner occupied	$150,407	$—
One-to four-family non-owner occupied	920,322	113,875
Home equity	73,046	—
Mobile home	95,904	—
Secured by other properties	216,000	—
Construction and land development	—	388,067

Total real estate loans	1,455,679	501,942

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	933	—
Savings accounts	—	—

Total commercial and consumer loans	933	—

Total loans	$1,456,612	$501,942

At September 30, 2011 and September 30, 2010, there were no loans 90 days past due and still accruing interest. At September 30, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $78,102. At September 30, 2010, the Company had two loans on non-accrual status with foregone interest in the amount of $14,810.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible, based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

The following tables are a summary of impaired loans by class as of September 30, 2011 and September 30, 2010:

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Secured by other properties	$224,193	$216,000	$—	$224,193	$642

With an allowance recorded:
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Mobile home	51,507	51,313	11,142	51,507	5,236

Total
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Secured by other properties	224,193	16,000	—	224,193	642
Mobile home	51,507	51,313	11,142	51,507	5,236

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
One-to four-family non-owner occupied	$442,159	$428,623	$—	$442,159	$35,539

With an allowance recorded:
Secured by other properties	$767,466	$769,985	$35,880	$767,466	$32,462

Total
One-to four-family non-owner occupied	$442,159	$428,623	$—	$442,159	$35,539
Secured by other properties	767,466	769,985	35,880	767,466	32,462

Loans may be periodically modified in a troubled debt restructuring to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2011, we had two loans that were restructured. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home in the amount of $51,313. At September 30, 2010, we had one loan secured by other properties in the amount of $769,985 that was restructured. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

The following table is a summary of impaired loans that were modified due to a troubled debt restructuring by class as of September 30, 2011 and September 30, 2010:

	Modifications as of September 30, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Secured by other properties	1	$224,193	$224,193
Mobile home	1	51,507	40,365

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	1	$551,466

	Modifications as of September 30, 2010
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Secured by other properties	1	$767,466	$731,586

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6.	Premises and Equipment

Premises and equipment at September 30, 2011 and 2010, were as follows:

	2011	2010	Depreciable Lives
Cost
Land	$792,089	$799,629	—
Buildings and land improvements	1,841,589	2,040,083	10-50 yrs
Furniture, fixtures, and equipment	422,533	412,353	3-7 yrs

Total	3,056,211	3,252,065

Less: accumulated depreciation	(280,905)	(312,170)

	$2,775,306	$2,939,895

Depreciation expense totaled $113,199 and $111,674 for the years ended September 30, 2011 and 2010, respectively.

Note 7.	Foreclosed Assets

At September 30, 2011 and 2010, the Company had $884,000 and $35,000 in foreclosed real estate, respectively. A charge to the Allowance for Loan Losses during the year ended September 30, 2011 and 2010 of $114,427 and $81,219, respectively was taken at the time the foreclosed property was placed in Other Real Estate. The Company disposed of foreclosed assets in fiscal year 2010 in the amount of $95,712 and recorded a gain of $712 on the transaction. The company disposed of foreclosed assets in fiscal year 2011 in the amount of $17,514. No gain or loss was recorded on the transaction.

Note 8.	Deposits

The aggregate amount of deposits with balances of $100,000 or more totaled $19,281,259 and $19,733,713 at September 30, 2011 and 2010, respectively.

Deposit accounts are federally insured up to $250,000 per depositor. On January 1, 2014, the FDIC insurance limit will return to $100,000 per depositor for all deposit categories except for IRA and certain retirement accounts, which will remain at $250,000 per depositor.

Certificates of deposit and their remaining maturities at September 30, 2011, are as follows:

2012	$23,766,660
2013	9,161,523
2014	2,166,160
2015	325,019
2016	519,103

$35,938,465

Deposit balances of officers, directors and their affiliated interests totaled $245,819 and $480,965 at September 30, 2011 and 2010, respectively. The Company had no brokered deposits at September 30, 2011 and 2010.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Borrowings

The Company has advances outstanding from the Federal Home Loan Bank (“FHLB”). A schedule of the borrowings is as follows:

Advance Amount	Rate	Maturity Date	September 30, 2011	September 30, 2010
$1,000,000	4.2350%	7/31/2017	$1,000,000	$1,000,000
1,000,000	4.0100%	8/21/2017	1,000,000	1,000,000
1,500,000	3.2270%	11/24/2017	1,500,000	1,500,000
1,500,000	3.4000%	11/27/2017	1,500,000	1,500,000
1,000,000	2.5990%	10/02/2018	1,000,000	1,000,000
1,000,000	2.6000%	7/02/2018	1,000,000	1,000,000
1,000,000	3.0500%	7/03/2018	1,000,000	1,000,000
2,000,000	0.4500%	9/27/2011	—	2,000,000
2,000,000	0.3550%	9/27/2012	2,000,000	—

			$10,000,000	$10,000,000

Interest payments are due quarterly. After a loan specific holding period, the borrowings are callable by the FHLB, at which time the Company is able to convert from a fixed rate to a variable rate based on LIBOR. The Company has credit availability of 30% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, the advances are secured by the Company’s FHLB stock and qualifying residential first mortgage loans, totaling approximately $37,500,000 as of September 30, 2011.

Additionally, the Company has credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2011 and 2010, under these facilities.

At September 30, 2011, the scheduled maturities of the FHLB advances are as follows:

2012	$2,000,000
2013	—
2014	—
2015	—
2016	—
Thereafter	8,000,000

$10,000,000

Note 10.	Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended September 30, 2011 and 2010:

	2011	2010
Income tax expense
Current tax expense
Federal	$356,032	$208,247
State	90,118	67,576

Total current	446,150	275,823
Deferred tax expense (benefit)
Federal	(140,912)	(65,114)
State	(31,190)	(14,412)

Total deferred	(172,102)	(79,526)

Total income tax expense	$274,048	$196,297

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (Continued)

A reconciliation of tax computed at the Federal statutory tax rate of 34% to the actual tax expense for the years ended September 30, 2011 and 2010, is as follows:

	2011	2010
Tax at Federal statutory rate	$276,297	$241,042
Tax effect of:
Tax exempt interest	(17,226)	(12,353)
Graduated rates	(44,181)	(68,473)
State income taxes, net of federal benefit	59,158	36,081

Income tax expense	$274,048	$196,297

The components of the net deferred tax asset (liability) at September 30, 2011 and 2010 were as follows:

	2011	2010
Deferred income tax assets:
Nonaccrual interest	$30,811	$—
ESOP Plan funding	11,991	2,585
Deferred compensation	6,292	9,216
Allowance for loan losses	262,457	131,955

	311,551	143,756

Deferred income tax liabilities:
Net unrealized gain on securities	129,996	86,373
Accumulated depreciation	71,140	75,447

	201,136	161,820

Net deferred income tax asset (liability)	$110,415	$(18,064)

The Company maintains $731,536 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

The Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2011, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended September 30, 2011. Generally, the tax years before 2007 are no longer subject to examination by federal, state or local taxing authorities.

Note 11.	Defined Contribution Benefit Plan

In July 2009, the Company established a 401(k) plan covering all full-time employees who have attained an age of 21 and have completed 12 months of service. The plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 4% of an employee’s eligible compensation. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended September 30, 2011 and 2010 were $24,322 and $19,981, respectively.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 12.	Employee Stock Ownership Plan

In connection with the conversion to stock form, the Bank established an Employee Stock Ownership Plan for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount of $355,230, which was sufficient to purchase 35,523 shares or 8% of the Common Stock issued in the offering. The shares were acquired at a price of $10.00 per share.

The loan is secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year term of the loan with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loan is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of September 30, 2011, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the s hares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 2011 and 2010, was $90,102 and $72,072, respectively.

A summary of ESOP shares at September 30, 2011 and 2010 is as follows:

	2011	2010
Shares committed for release	12,523	6,552
Unearned shares	23,000	28,971

Total ESOP Shares	35,523	35,523

Fair Value of Unearned Shares	$379,500	$347,652

Note 13.	Deferred Compensation Obligation

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

In June 2004, the Company accrued a deferred compensation obligation of $66,237, relating to this agreement, utilizing a 5% interest factor for present value calculations. This liability is intended to be ultimately funded by a $100,000 whole life insurance policy owned by the Company, insuring the former president. As of September 30, 2011, this policy had a $68,809 cash surrender value. Annual installments for the deferred compensation obligation are $8,578, which include interest of $1,168. As of September 30, 2011, the Bank had $15,950 remaining on this obligation to be paid over the remaining two years.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14.	Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2011 and 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

The actual and required capital amounts and ratios of the Company and the Bank as of September 30, 2011 and 2010, were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	11,780	29.13%	3,235	>8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	11,278	27.89%	1,618	>4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	11,278	15.57%	2,898	>4.0%	N/A	N/A
Tangible Capital (to tangible assets)	11,278	15.57%	1,087	>1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	9,975	24.75%	3,225	>8.0%	4,031	>10.0%
Tier 1 Capital (to risk-weighted assets)	9,473	23.50%	1,612	>4.0%	2,418	>6.0%
Tier 1 Capital (to adjusted total assets)	9,473	13.12%	2,889	>4.0%	3,612	>5.0%
Tangible Capital (to tangible assets)	9,473	13.12%	1,083	>1.5%	N/A	N/A

As of September 30, 2010:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	10,998	28.90%	3,044	>8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	10,699	28.12%	1,522	>4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	10,699	15.13%	2,829	>4.0%	N/A	N/A
Tangible Capital (to tangible assets)	10,699	15.13%	1,061	>1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	9,160	24.14%	3,036	>8.0%	3,795	>10.0%
Tier 1 Capital (to risk-weighted assets)	8,862	23.35%	1,518	>4.0%	2,277	>6.0%
Tier 1 Capital (to adjusted total assets)	8,862	12.56%	2,822	>4.0%	3,527	>5.0%
Tangible Capital (to tangible assets)	8,862	12.56%	1,058	>1.5%	N/A	N/A

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 14.	Regulatory Capital Requirements (Continued)

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	September 30,
	2010	2010

Consolidated equity GAAP equity	$11,477	$10,831
Consolidated equity in excess of Bank equity	(1,804)	(1,837)

Bank GAAP equity	9,673	8,994
Accumulated other comprehensive (income) loss, net of tax	(200)	(132)

Total tangible, leverage and core (tier 1) capital	9,473	8,862
Qualifying allowance for loan losses	502	298

Total risk-based capital	$9,975	$9,160

Note 15.	Fair Value Measurements

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

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,168,351	$—	$6,168,351

September 30, 2010
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,510,217	$—	$5,510,217

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15.	Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at September 30, 2011 and September 30, 2010:

	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2011
Impaired loans	$—	$—	$934,648	$934,648	$—
Foreclosed real estate	$—	$—	$884,000	$884,000	$(114,427)

September 30, 2010
Impaired loans	$—	$—	$1,162,728	$1,162,728	$—
Foreclosed real estate	$—	$—	$35,000	$35,000	$(81,219)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $114,427 for the year ended September 30, 2011 and a loss $81,219 for the year ended September 30, 2010, were recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed property was acquired based on an independent appraisal of the property’s fair value.

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

Foreclosed Assets (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs)

Foreclosed real estate is measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed real estate is measured on a nonrecurring basis.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15.	Fair Value Measurements (Continued)

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2011		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,189	$6,189	$4,849	$4,849
Securities available for sale	6,168	6,168	5,510	5,510
Securities held to maturity	1,637	1,753	3,778	3,824
Federal Home Loan Bank stock	604	604	579	579
Loans receivable, net	53,758	57,687	52,544	56,555
Accrued interest receivable	247	247	272	272
Financial liabilities:
Deposits	50,947	51,578	49,971	50,805
Federal Home Loan Bank advances	10,000	9,319	10,000	9,441
Accrued interest payable	42	42	43	43
Off-Balance sheet financial instruments	—	—	—	—

Note 16.	Financial Instruments with Off-Balance Sheet Risk

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 16.	Financial Instruments with Off-Balance Sheet Risk (Continued)

The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the borrower.

Loan commitments representing off-balance sheet risk at September 30, 2011 and 2010 were as follows:

	Contract or Notional Amount
	2011	2010
Mortgage loan commitments-fixed rate (4.25% - 7.75%)	$341,000	$709,385
Mortgage loan commitments – variable rate (6.50%)	—	300,000
Unused lines of credit	3,124,002	2,854,723
Available home equity lines of credit	1,625,828	1,289,088
Standby letters of credit	216,997	207,414

	$5,307,827	$5,360,610

Note 17.	Earnings per Share

Basic earnings per share amounts are based on the weighted average number of shares outstanding for the period and the net income applicable to common stockholders. The Company has no dilutive potential common shares for the year ended September 30, 2011 and September 30, 2010.

	September 30, 2011	September 30, 2010

Net income	$488,809	$512,649

Weighted average common shares outstanding(1)	415,083	408,569

Earnings per common share, basic	$1.18	$1.25

(1)	Weighted average common shares outstanding for September 30, 2010 was calculated from the effective date of June 2, 2010 to September 30, 2010.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18.	Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fairmount Bancorp, Inc. for the year ended September 30, 2011.

CONDENSED BALANCE SHEET

	September 30, 2011	September 30, 2010
Assets:
Cash and due from bank	$321,554	$327,497
Certificates of deposit	1,017,116	1,004,414
Investment in bank subsidiary	9,672,766	8,994,118
Loans receivable	418,059	480,256
Other assets	55,342	32,686

Total assets	$11,484,837	$10,838,971

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	7,500	7,500

Total liabilities	7,500	7,500

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issue	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding, 444,038 shares at September 30, 2011 and 2010	4,440	4,440
Additional paid in capital	3,774,574	3,744,182
Retained earnings	7,728,798	7,239,989
Unearned ESOP shares	(230,000)	(289,710)
Accumulated other comprehensive income	199,525	132,570

Total stockholders’ equity	11,477,337	10,831,471

Total liabilities and stockholders’ equity	$11,484,837	$10,838,971

CONDENSED STATEMENT OF OPERATIONS

	Year Ended September 30, 2011	Year Ended September 30, 2010

Interest income on loans	$23,180	$5,859
Interest and dividends on investments	14,420	6,997

Total income	37,600	12,856

Operating expenses	87,382	17,573

Loss before equity in net income of bank subsidiary	(49,782)	(4,717)
Income tax benefits	17,000	—

Net loss before equity in net income of bank subsidiary	(32,782)	(4,717)
Equity in net income of bank subsidiary	521,591	517,366

Net income	$488,809	$512,649

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2011	Year Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(32,782)	$(4,717)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net income of subsidiary	521,591	517,366
Compensation cost on allocated ESOP shares	90,102	72,072
Increase in other assets	(35,656)	(32,686)
Increase in other liabilities	—	7,500

Net cash provided (used) by operating activities	543,255	559,535

Cash flow from investing activities:
(Increase) decrease in loans	62,197	(480,256)
Investment in bank subsidiary	(598,693)	(2,134,208)

Net cash provided (used) by investing activities	(536,496)	(2,614,464)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	3,386,840
Net increase in interest-bearing deposits	(12,702)	(1,004,414)

Net cash provided (used) by financing activities	(12,702)	2,382,426

Net increase in cash and cash equivalents	(5,943)	327,497

Cash and cash equivalents, beginning balance	327,497	—

Cash and cash equivalents, ending balance	$321,554	$327,497

Supplemental schedule of noncash financing activities:

During June 2010, the Company loaned $355,230 to the Employee Stock Ownership Plan, which was used to acquire 35,523 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A (T). Controls and Procedures

(a)	Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President Chief Financial Officer and Treasurer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13s-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2011.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit smaller reporting companies to provide only management’s report in this Annual Report.

(c)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.1	Agency Agreement between Fairmount Bancorp, Inc. and Stifel Nicolaus, as amended*
1.2	Form of Agency Agreement between Fairmount Bancorp, Inc. and Stifel Nicolaus**

2.1	Plan of Conversion*

2.2	Agreement and Plan of Conversion Merger***

2.3	Plan of Conversion Merger of Fullerton Federal Savings Association****

3.1	Articles of Incorporation of Fairmount Bancorp, Inc., as amended*

3.2	Bylaws of Fairmount Bancorp, Inc.*****

4	Form of Common Stock Certificate of Fairmount Bancorp, Inc.*

10.1	Form of Employment Agreement between Fairmount Bank and Joseph M. Solomon, as amended*

10.2	Form of Employment Agreement between Fairmount Bancorp, Inc. and Joseph M. Solomon, as amended*

10.3	Form of Change in Control Agreement with Jodi L. Beal and Lisa A. Cuddy, as amended*

10.4	Employee Stock Ownership Plan*

10.5	Fairmount Bancorp, Inc. 2010 Stock Option Plan ******

10.6	Fairmount Bancorp, Inc. 2010 Recognition and Retention Plan *******

14.1	Code of Ethics for Senior Financial Officers********

14.2	Code of Ethics and Business Conduct*********

21	Subsidiaries of the Registrant (Reported in Item 1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (XBRL) furnished herewith

*	Incorporated by reference to the Registration Statement of Fairmount Bancorp, Inc. (File No. 333-163797), originally filed on December 17, 2009.
**	Incorporated by reference to the Registration Statement of Fairmont Bancorp, Inc. (File No: 333-174813), originally filed on June 9, 2011.
***	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 1, 2011.
****	Incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A filed on June 22, 2011.
*****	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 23, 2010.
******	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2011.
*******	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2011.
********	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on October 26, 2010.
*********	Incorporated by reference to Exhibit 14.2 to the Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

Date: December 22, 2011	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FAIRMOUNT BANCORP, INC.

Date: December 22, 2011	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Date: December 22, 2011	/s/ Jodi L. Beal
Jodi L. Beal
Vice President, Chief Financial
Officer and Treasurer

Date: December 22, 2011	/s/ William G. Yanke
William G. Yanke
Chairman of the Board

Date: December 22, 2011	/s/ Edward J. Lally
Edward J. Lally
Director

Date: December 22, 2011	/s/ Mary R. Craig
Mary R. Craig
Director

Date: December 22, 2011	/s/ Jay T. French
Jay T. French
Director

Date: December 22, 2011	/s/ Edgar F. Lassahn, Jr.
Edgar F. Lassahn, Jr.
Director