Form 10-Q
period 2011-12-31
Fairmount Bancorp, Inc.
filed 2012-02-14
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, the number of shares of common stock outstanding was 500,314.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2011 and September 30, 2011

	December 31, 2011	September 30, 2011
	(Unaudited)

Assets
Cash and due from banks	$688,782	$618,683
Interest-bearing deposits in other banks	1,659,886	1,417,777
Federal funds sold	5,155,596	4,152,566

Cash and cash equivalents	7,504,264	6,189,026

Certificates of deposit	1,075,550	—
Securities available for sale, at fair value	7,171,581	6,168,351
Securities held to maturity, at amortized cost	3,634,958	1,636,563
Federal Home Loan Bank stock, at cost	602,300	604,200
Loans, net of allowances for loan and lease losses of $747,474 at December 31, 2011 and $665,289 at September 30, 2011	54,675,569	53,758,286
Accrued interest receivable	258,127	246,588
Premises and equipment, net	3,591,171	2,775,306
Foreclosed assets, net	884,000	884,000
Prepaid expenses	207,857	302,236
Cash surrender value of life insurance	68,809	68,809
Deferred income tax asset	133,364	110,415
Other assets	55,101	43,059

Total assets	$79,862,651	$72,786,839

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$732,121	$626,354
Interest-bearing demand deposits	3,980,549	3,953,516
Savings deposits	13,834,346	10,429,075
Certificates of deposit	38,221,428	35,938,465

Total deposits	56,768,444	50,947,410

Federal Home Loan Bank advances	10,000,000	10,000,000
Accounts payable	50,501	55,024
Income taxes payable	44,783	177,084
Accrued interest payable	43,008	42,448
Deferred compensation liability	15,950	15,950
Other liabilities	34,210	71,586

Total liabilities	66,956,896	61,309,502

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 500,314 shares at December 31, 2011 and 444,038 shares at September 30, 2011	5,003	4,440
Additional paid in capital	4,226,230	3,774,574
Retained earnings	8,840,866	7,728,798
Unearned common stock held by:
Employee Stock Ownership Plan	(293,478)	(230,000)
Recognition and Retention Plan	(37,168)	—
Accumulated other comprehensive income	164,302	199,525

Total stockholders’ equity	12,905,755	11,477,337

Total liabilities and stockholders’ equity	$79,862,651	$72,786,839

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three Months Ended December 31, 2011 and 2010

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Interest and dividend income:
Interest on loans	$864,427	$830,528
Interest and dividends on investments	86,394	94,455

Total interest income	950,821	924,983

Interest expense:
Interest on deposits	184,875	228,655
Interest on borrowings	69,420	70,223

Total interest expense	254,295	298,878

Net interest income	696,526	626,105

Provision for loan and lease losses	100,000	55,000

Net interest income after provision for loan and lease losses	596,526	571,105

Non-interest income:
Service fees on deposit accounts	1,646	1,271
Other service charges, commissions and fees	15,480	24,514
Gain on disposal of investment securities	896	—
Other non-interest income	1,285	981

Total non-interest income	19,307	26,766

Non-interest expense:
Salaries, fees and employment	294,535	254,648
Premises and equipment	48,909	42,519
Professional fees	30,764	24,835
Data processing	26,005	19,952
FDIC insurance premium	16,878	15,364
Supervisory examination	8,032	9,375
Insurance and bond premiums	6,991	5,217
Stationery, printing and supplies	12,755	4,568
Other operating expenses	32,970	30,191

Total non-interest expense	477,839	406,669

Income before income taxes and extraordinary item	137,994	191,202

Income taxes	48,000	70,000

Income before extraordinary item	89,994	121,202

Extraordinary item, gain on business combination	1,022,074	—

Net income	$1,112,068	$121,202

Earnings per common share:
Income before extraordinary item	$0.19	$0.29
Extraordinary item, gain on business combination	2.20	—

Net income, basic	$2.39	$0.29

Basic weighted average shares outstanding	464,301	415,067

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended December 31, 2011 and 2010

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$—	$132,570	$10,831,471

Comprehensive income:

Net income	—	—	121,202	—	—	—	121,202

Change in unrealized gain on available for sale securities, net of tax effect of $28,501	—	—	—	—	—	(43,542)	(43,542)

Total comprehensive income							77,660

Balance, December 31, 2010 (unaudited)	$4,440	$3,744,182	$7,361,191	$(289,710)	$—	$89,028	$10,909,131

Balance, September 30, 2011	$4,440	$3,774,574	$7,728,798	$(230,000)		$199,525	$11,477,337

Comprehensive income:
Net income	—	—	1,112,068	—	—	—	1,112,068

Change in unrealized gain on available for sale securities, net of tax effect of $23,081	—	—	—	—	—	(35,223)	(35,223)

Total comprehensive income							1,076,845

Issuance of common stock	563	451,656	—	—	—	—	452,219

Acquisition of unearned ESOP shares	—	—	—	(63,478)	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	—	(37,168)	—	(37,168)

Balance, December 31, 2011 (unaudited)	$5,003	$4,226,230	$8,840,866	$(293,478)	$(37,168)	$164,302	$12,905,755

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2011 and 2010

(Unaudited)

	For the Three Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,112,068	$121,202
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	(1,022,074)	—
Depreciation and amortization	32,100	28,202
Amortization and accretion of securities	13,482	10,541
Provision for loan and lease losses	100,000	55,000
Other (gains) and losses, net	(896)	—
(Increase) decrease in accrued interest receivable	(11,539)	6,629
(Increase) decrease in prepaid expenses	94,379	5,596
(Increase) decrease in income taxes receivable	—	70,000
(Increase) decrease in other assets	162,537	243
Increase (decrease) in accounts payable	(4,523)	—
Increase (decrease) in accrued interest payable	560	588
Increase (decrease) in income taxes payable	(132,301)	—
Increase (decrease) in other liabilities	(114,803)	(26,438)

Net cash provided (used) by operating activities	228,990	271,563

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	4,113,398	—
Proceeds from sales of available for sale securities	189,692	—
Proceeds from maturities, payments and calls of available for sale securities	493,720	285,542
Purchases of available for sale securities	(1,027,656)	(505,746)
Purchases of held to maturity securities	(1,999,000)	(866,383)
(Purchases) maturities of certificates of deposit	(977,550)	—
(Purchases) redemptions of Federal Home Loan Bank stock	17,200	(44,800)
Net (increase) decrease in loans	1,397,429	(2,414,731)
(Purchases) disposals of premises and equipment	39,538	(20,585)

Net cash provided (used) by investing activities	2,246,771	(3,566,703)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,512,096)	721,990
Net increase (decrease) in borrowings	—	1,500,000
Proceeds from issuance of common stock	351,573	—

Net cash provided (used) by financing activities	(1,160,523)	2,221,990

Net increase (decrease) in cash and cash equivalents	1,315,238	(1,073,150)

Cash and cash equivalents, beginning balance	6,189,026	4,849,511

Cash and cash equivalents, ending balance	$7,504,264	$3,776,361

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$253,735	$298,290
Income taxes	180,301	—

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $23,081 and $28,501, respectively	$(35,223)	$(43,542)
Foreclosed assets acquired in settlement of loans	—	20,000

On October 31, 2011, the Company loaned $63,478 to the Employee Stock Ownership Plan, which was used to acquire

4,502 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets. See Note 2 for assets acquired and liabilities assumed in business combination.

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc., a Maryland corporation (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a wholly owned subsidiary of the Company. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a federal stock savings bank and become the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering.

On October 12, 2011, the Company completed the acquisition of Fullerton Federal Savings Association (“Fullerton”) in a conversion merger transaction. In connection with the acquisition and pursuant to the terms of the Agreement and Plan of Conversion Merger and the related Plan of Conversion Merger, the Company issued and sold 56,276 shares of common stock at a price of $14.10 per share, through which the Company received proceeds of approximately $452,000, net of offering expenses of $341,000. The shares were sold in a subscription offering to depositors of Fullerton and to the Company’s Employee Stock Ownership Plan and in a community offering to the Company’s Recognition and Retention Plan (the “RRP”) and to the general public. The amount of common stock offered for sale was based on an independent valuation of Fullerton. Upon completion of the conversion merger, Fullerton ceased to exist, and Fairmount Bank become the holding company for Fullerton’s wholly owned subsidiary, Real Estate Holdings Business, Inc. (a Maryland Corporation).

In accordance with the Office of Comptroller of the Currency (the “OCC”) regulations, upon the completion of each of the conversions, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders of the Bank and Fullerton who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

Nature of Operations

The Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its two offices in Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulation of certain Federal agencies and undergoes periodic examination by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Principles of Consolidation

The consolidated financial statements include the accounts of Fairmount Bancorp, Inc., its wholly owned subsidiary Fairmount Bank and Real Estate Holdings Business, Inc., the wholly owned subsidiary of Fairmount Bank. Material intercompany accounts and transactions have been eliminated in consolidation.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share. The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted since compliance with the amendments is already permitted. The amendments do not require transition disclosures. The Company is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Earnings per Common Share

Earnings per common share on income before extraordinary income is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding during the period and the earnings per share on the extraordinary items is computed by dividing the extraordinary item by the weighted average number of common shares outstanding during the period. Weighted average shares excludes unallocated ESOP shares and unallocated RRP shares. The Company has no dilutive potential common shares for the three month periods ending December 31, 2011 and 2010.

Note 2. Business Combinations

On October 12, 2011, the Company completed an acquisition of Fullerton, a federally chartered mutual savings association with one office located at 7527 Belair Road in Baltimore, Maryland. Fullerton

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

converted from the mutual to the stock form of organization and immediately issued all of its capital stock to the Company and merged with and into the Bank. In connection with the conversion merger, the Company issued and sold 56,276 shares of its common stock at a price of $14.10 per share, resulting in proceeds of approximately $452,000, net of offering expenses of approximately $341,000.

The Company recorded the following assets and liabilities as of October 12, 2011. These amounts represent the carrying value of Fullerton’s assets and liabilities adjusted to reflect the fair value at the date of the acquisition. The discounts and premiums resulting from the fair value adjustments will be accreted and amortized on a level yield basis over the anticipated lives of the underlying financial assets or liabilities. This amortization of premiums and discounts is not expected to have a material impact on the Company’s results of operations on future periods.

Assets Acquired
Assets
Cash and cash equivalents	$4,224,279
Securities available for sale	827,139
Loans receivable	2,414,712
Federal Home Loan Bank stock, at cost	15,300
Premises and equipment	887,503
Other assets	174,579

Total assets acquired	$8,543,512

Liabilities Assumed
Liabilities
Deposits	$7,333,130
Other liabilities	77,427

Total liabilities assumed	$7,410,557

The excess fair value of assets acquired over liabilities assumed, less transaction costs incurred, resulted in $1,022,074 in negative goodwill. This negative goodwill is reflected as an extraordinary item in the Company’s consolidated financial statements.

The primary purpose of the Fullerton acquisition was to expand the Bank’s deposit market share. The primary reasons for the stock offering by the Company were to:

•	provide a larger capital cushion for asset growth, which will primarily be realized through existing operations;

•	support growth and diversification of operations, products and services to transition us into a full-service community bank;

•	improve the Company’s overall capital and competitive position;

•	increase the Bank’s loans to one borrower limit to allow the Bank to make larger loans, including larger commercial real estate loans; and

•	provide additional financial resources to pursue branch expansion and possible future acquisition opportunities.

Because the individual assets and liabilities of Fullerton have been absorbed into Fairmount operations, revenue and earnings of Fullerton since the acquisition date are not available and supplemental pro forma information is not able to be provided.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at December 31, and September 30, 2011 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$6,896,046	$275,535	—	$7,171,581

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,014	$—	$(11,547)	$1,987,467
State and Municipal Securities	1,635,944	117,042	—	1,752,986

	$3,634,958	$117,042	$(11,547)	$3,740,453

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,834,512	$333,839	$—	$6,168,351

Securities Held to Maturity
State and Municipal Securities	$1,636,563	$116,853	$—	$1,753,416

The amortized cost and estimated market value of securities at December 31, 2011 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$724	$728	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	160,236	171,061	3,113,787	3,174,988
Due after ten years	6,735,086	6,999,792	521,171	565,465

	$6,896,046	$7,171,581	$3,634,958	$3,740,453

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	168,796	180,628	647,812	699,870
Due after ten years	5,665,716	5,987,723	988,751	1,053,546

	$5,834,512	$6,168,351	$1.636,563	$1,753,416

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the three months ended December 31, 2011. There were no sales of investment securities for the year ended September 30, 2011.

Securities with gross unrealized losses at December 31, 2011 and September 30, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,987,467	$11,547	$—	$—	$1,987,467	$11,547
State and Municipal Securities	—	—	—	—	—	—

	$1,987,467	$11,547	$—	$—	$1,987,467	$11,547

September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At December 31, 2011, the Company held two investments with gross unrealized losses totaling ($11,547). At September 30, 2011, the Company held no investments with a gross unrealized losses. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

As a financial services provider, the Company is routinely party to various financial instruments with off-balance sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans made.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Comptroller of the Currency, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

During December 2010, the Company repossessed a mobile home. The loan balance in excess of the estimated fair value of the mobile home asset was charged against the mobile home loan reserve account, which was established when the loan was originated. The loss on this mobile home repossession was not charged against the allowance for loan losses. The mobile home loan portfolio segment is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that is used for the loans included in the allowance for loan losses. The Company will continue to monitor the reserve account and modify its allowance for loan losses relative to mobile home loans.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of December 31, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$64,829	$379,823	$52,719	$25,702	$91,135	$3,907	$47,174	$665,289
Charge-offs	(17,815)	—	—	—	—	—	—	(17,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	43,670	80,633	(20,521)	8,578	(20,151)	(295)	8,086	100,000

Ending Balance	$90,684	$460,456	$32,198	$34,280	$70,984	$3,612	$55,260	$747,474

Ending balance: individually evaluated for impairment	$14,219	$196,990	$3,364	$—	$—	$—	$—	$214,573

Ending balance: collectively evaluated for impairment	$76,465	$263,466	$28,834	$34,280	$70,984	$3,612	$55,260	$532,901

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$28,255,586	$18,023,785	$2,304,383	$2,319,059	$3,275,722	$1,444,990		$55,623,525

Ending balance: individually evaluated for impairment	$150,407	$1,660,143	$50,881	$216,000	$—	$—		$2,077,431

Ending balance: collectively evaluated for impairment	$28,105,179	$16,363,642	$2,253,502	$2,103,059	$3,275,722	$1,444,990		$53,546,094

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

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

When assets are classified as either substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, Comptroller of the Currency, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2011 and September 30, 2011:

	December 31, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$26,096,898	$15,835,864	$1,775,910	$2,130,628	$2,103,059	$2,753,768
Special Mention	—	—	—	—	—	—
Substandard	382,778	2,187,921	—	173,755	—	521,954
Doubtful	—	—	—	—	216,000	—

	$26,479,676	$18,023,785	$1,775,910	$2,304,383	$2,319,059	$3,275,722

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,426,614	$2,417	$15,959
Special Mention	—	—	—
Substandard	—	—	—
Doubtful	—	—	—

	$1,426,614	$2,417	$15,959

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

When a loan is 15 days past due, the Company sends the borrower a late notice. The Company also contacts the borrower by phone if the delinquency is not corrected promptly after the notice has been sent. When the loan is 30 days past due, the Company mails the borrower a letter reminding the borrower of the delinquency, and attempts to contact the borrower personally to determine the reason for the delinquency in order to ensure that the borrower understands the terms of the loan and the importance of making payments on or before the due date. If necessary, subsequent delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, the Company will send the borrower a final demand for payment and may recommend foreclosure. Loans are charged off when the Company believes that the recovery of principal is improbable. A summary report of all loans 30 days or more past due is provided to the board of directors of the Company each month.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2011 and September 30, 2011:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$—	$168,941	$382,778	$551,719	$25,927,957	$26,479,676	$—
One-to four-family non-owner occupied	—	81,144	978,527	1,059,671	16,964,114	18,023,785	—
Home equity	—	—	—	—	1,775,910	1,775,910	—
Mobile home	104,450	—	18,553	123,003	2,181,380	2,304,383	—
Secured by other properties	—	—	216,000	216,000	2,103,059	2,319,059	—
Construction and land development	89,985	—	—	89,985	3,185,737	3,275,707	—

Total real estate loans	194,435	250,085	1,595,858	2,040,378	52,138,157	54,178,535	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,426,614	1,426,614	—
Commercial leases	—	—	—	—	2,417	2,417	—
Savings accounts	—	—	—	—	15,959	15,959	—

Total commercial and consumer loans	—	—	—	—	1,444,990	1,444,990	—

Total loans	$194,435	$250,085	$1,595,858	$2,040,378	$53,583,147	$55,623,525	$—

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$30,153	$—	$150,407	$180,560	$24,729,673	$24,910,233	$—
One-to four-family non-owner occupied	377,862	—	920,322	1,298,184	16,218,086	17,516,270	—
Home equity	—	—	73,046	73,046	1,747,844	1,820,890	—
Mobile home	49,292	—	95,904	145,196	2,284,256	2,429,452	—
Secured by other properties	—	—	216,000	216,000	1,567,214	1,783,214	—
Construction and land development	—	—	—	—	4,495,930	4,495,930	—

Total real estate loans	457,307	—	1,455,679	1,912,986	51,043,003	52,955,989	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,495,579	1,495,579	—
Commercial leases	—	—	933	933	4,941	5,874	—
Savings accounts	—	—	—	—	6,438	6,438	—

Total commercial and consumer loans	—	—	933	933	1,506,958	1,507,891	—

Total loans	$457,307	$—	$1,456,612	$1,913,919	$52,549,961	$54,463,880	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	December 31,	September 30,
	2011	2011

Real estate loans:
One-to four-family owner occupied	$382,778	$150,407
One-to four-family non-owner occupied	978,526	920,322
Home equity	—	73,046
Mobile home	93,771	95,904
Secured by other properties	216,000	216,000
Construction and land development	—	—

Total real estate loans	1,671,075	1,455,679

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	933
Savings accounts	—	—

Total commercial and consumer loans	—	933

Total loans	$1,671,075	$1,456,612

At December 31, 2011 and September 30, 2011, there were no loans 90 days past due and still accruing interest. At December 31, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $95,887. At September 30, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $78,102.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of December 31, 2011 and September 30, 2011:

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Secured by other properties	$221,729	$216,000	$—	$221,729	$—

With an allowance recorded:
One-to four-family owner occupied	$157,354	$150,407	$14,219	$157,354	$—
One-to four-family non-owner occupied	1,797,044	1,660,143	196,990	1,797,044	26,413
Mobile home	50,922	50,881	3,364	50,922	924

Total
One-to four-family owner occupied	$157,354	$150,407	$14,219	$157,354	$—
One-to four-family non-owner occupied	1,797,044	1,660,143	196,990	1,797,044	26,413
Secured by other properties	221,729	216,000	—	221,729	—
Mobile home	50,922	50,881	3,364	50,922	924

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Secured by other properties	$224,193	$216,000	$—	$224,193	$642

With an allowance recorded:
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Mobile home	51,507	51,313	11,142	51,507	5,236

Total
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Secured by other properties	224,193	216,000	—	224,193	642
Mobile home	51,507	51,313	11,142	51,507	5,236

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At December 31, 2011, we had seven loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $150,407. Four loans to the same borrower in the amount of $831,582 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $50,881. At September 30, 2011, we had two loans that were restructured. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $51,313. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class as of December 31, 2011 and September 30, 2011:

	Modifications as of December 31, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$157,354	$143,135
One-to four-family non-owner occupied	4	843,773	804,783
Secured by other properties	1	221,729	221,729
Mobile home	1	50,922	47,558

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	—	—

	Modifications as of September 30, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Secured by other properties	1	$224,193	$224,193
Mobile home	1	51,507	40,365

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	1	$551,466

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

The following table presents a summary of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and September 30, 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$7,171,581	$—	$7,171,581

September 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,168,351	$—	$6,168,351

The following table presents a summary of financial assets and liabilities measured at fair value on a non-recurring basis at December 31, 2011 and September 30, 2011:

	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2011
Impaired loans	$—	$—	$1,862,858	$1,862,858	$—
Foreclosed assets	$—	$—	$884,000	$884,000	$—

September 30, 2011
Impaired loans	$—	$—	$934,648	$934,648	$—
Foreclosed assets	$—	$—	$884,000	$884,000	$(114,427)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, a loss of $114,427 for the year ended September 30, 2011, was recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

The methods and assumptions used to estimate the fair values, including items in the above tables, are included in the disclosures that follow.

Cash and Cash Equivalents (Carried at Cost). The carrying amounts of cash and cash equivalents approximate fair value.

Certificates of Deposit (Carried at Cost). The carrying amounts of certificates of deposit approximate fair value.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	December 31, 2011		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,504	$7,504	$6,189	$6,189
Certificates of deposit	1,076	1,076	—	—
Securities available for sale	6,896	7,172	6,168	6,168
Securities held to maturity	3,635	3,740	1,637	1,753
Federal Home Loan Bank stock	602	602	604	604
Loans receivable, net	54,676	59,072	53,758	57,687
Accrued interest receivable	258	258	247	247
Financial liabilities:
Deposits	56,768	57,407	50,947	51,578
Federal Home Loan Bank advances	10,000	9,094	10,000	9,319
Accrued interest payable	43	43	42	42
Off-Balance sheet financial instruments	—	—	—	—

Note 6. Employee Stock Ownership Plan

In connection with the conversion to stock form in June 2010, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $355,230, which was sufficient to purchase 35,523 shares or 8% of the common stock issued and sold in the initial public offering in June 2010. The shares were acquired at a price of $10.00 per share. The ESOP borrowed additional funds from the Company in the amount of $63,478, which was sufficient to purchase 4,502 shares or 8% of the common stock issued and sold in the conversion merger of Fullerton in October 2011. The shares were acquired at a price of $14.10 per share.

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of December 31, 2011, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three months ended December 31, 2011 and 2010, respectively.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Employee Stock Ownership Plan (Continued)

A summary of ESOP shares is as follows:

	December 31, 2011	December 31, 2010
Shares committed for release	12,523	6,552
Unearned shares	27,502	28,971

Total ESOP shares	40,025	35,523

Fair value of unearned shares	$387,778	$579,420

Note 7. Recognition and Retention Plan

On December 15, 2010, the Board of Directors adopted the 2010 Recognition and Retention Plan and Trust Agreement (the “RRP”), which was approved at the 2011 Annual Meeting of Stockholders. The RRP is designed to enable Fairmount to provide officers, other employees and non-employee directors with a proprietary interest in Fairmount and as incentive to contribute to its success. Officers, other employees and non-employee directors who are selected by the board of directors or members of a committee appointed by the Board will be eligible to receive benefits under the RRP.

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited. Shares have not been awarded and no compensation expense as been recorded for the three months ended December 31, 2011 and the year ended September 30, 2011.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At December 31, 2011, there were 15,125 shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 8. Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2011, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Forward-looking statements are not guarantees of future performance. Numerous risks and uncertainties could cause or contribute to the Company’s actual results, performance and achievements being materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to these differences include without limitation, general economic conditions, including changes in market interest rates and changes in monetary and fiscal policies of the federal government; legislative and regulatory changes; the quality and composition of the loan and investment securities portfolio; loan demand; deposit flows; competition; and changes in accounting principles and guidelines. Additional factors that may affect our results are discussed beginning on page 9 of the Company’s prospectus dated August 12, 2011 under the section titled “Risk Factors”. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies

During the three month period ended December 31, 2011, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2011 included in the Company’s Annual Report on 10-K.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Total assets increased by $7,076,000, or 9.72%, to $79,863,000 at December 31, 2011 from $72,787,000 at September 30, 2011. The increase was primarily the results of increases in investment securities, cash and cash equivalents, loans receivable and premises and equipment of $4,078,000, $1,315,000, $918,000 and $816,000, respectively.

The increase in the Company’s total assets was primarily funded by increases in total deposits of $5,821,000, or 11.43%, and stockholders’ equity of $1,429,000, or 12.45% in association with the Fullerton acquisition.

Cash and cash equivalents increased from $6,189,000 at September 30, 2011 to $7,504,000 at December 31, 2011. This was an increase of $1,315,000, or 21.25%. The increase in cash and cash equivalents was due to increases in total deposits in association with the Fullerton acquisition.

Certificates of deposit increased by $1,076,000 at December 31, 2011. The increase was due to the investment of available liquidity in FDIC insured certificates of deposits with maturities greater than one year.

Investment securities increased by $3,002,000, or 38.46%, to $10,807,000 at December 31, 2011, from $7,805,000 at September 30, 2011. The increase was primarily the result of $3,795,000 in purchases offset by $723,000 in sales, maturities, payments and calls.

Total net loans increased from $53,758,000 at September 30, 2011 to $54,676,000 at December 31, 2011. This represented an increase of $918,000, or 1.71%. The increase was primarily attributable to loans added of $2,415,000 in association with the Fullerton acquisition. This increase from the acquisition was offset primarily by a decrease of $1,220,000, or 27.14%, in construction and land development loans.

Total liabilities at December 31, 2011 were $66,957,000, an increase of $5,647,000, or 9.21%, from $61,310,000 at September 30, 2011. The increase was primarily attributable to deposits added of $7,333,000 in association with the Fullerton acquisition offset by fluctuating deposit balances during the quarter.

Deposits increased from $50,647,000 at September 30, 2011 to $56,768,000 at December 31, 2011. The increases were primarily the result of increases in savings deposits of $3,405,000, or 32.65% and increases in certificates of deposit of $2,283,000, or 6.35%.

Stockholders’ equity was $12,906,000, or 16.16% of total assets at December 31, 2011, compared to $11,477,000, or 15.77%, of total assets at September 30, 2011. The primary reason for the $1,429,000, or 12.45% increase in equity was the $1,022,000 extraordinary gain recorded as the result of the Fullerton acquisition. Also in October 2011, the Company completed a stock offering related to the Fullerton conversion merger in which 56,276 shares of the Company’s common stock were issued and sold at a price of $14.10 per share, resulting in net proceeds of approximately $452,000. Several factors also contributed to the changes in stockholders’ equity including net income before extraordinary gain of $90,000 for the three months ended December 31, 2011, offset by deductions for ESOP shares of $63,000 and RRP shares of $37,000, as well as a decrease of $35,000 in other comprehensive income related to the interest rate fluctuations on the Company’s available for sale securities portfolio.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Overview. Net income increased by $991,000, to $1,112,000 for the three months ended December 31, 2011 from $121,000 for the three months ended December 31, 2010. This increase in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income increased by $71,000, or 11.34%, to $697,000 for the three months ended December 31, 2011 from $626,000 for the three months ended December 31, 2010. Provision for loan and lease losses increased by $45,000, or 81.82%, to $100,000 for the three months ended December 31, 2011 from $55,000 for the three months ended December 31, 2010. Non-interest income decreased $8,000, or 29.63%, from $27,000 for the three months ended December 31, 2010 to $19,000 for the three months ended December 31, 2011. Non-interest expense increased $71,000, or 17.44%, to $478,000 for the three months ended December 31, 2011 from $407,000 for the three months ended December 31, 2010.

Net Interest Income. Net interest income increased $71,000, or 11.34%, to $697,000 for the three months ended December 31, 2011 from $626,000 for the three months ended December 31, 2010. The increase primarily resulted from the combined effects of an increase of $26,000, or 2.81%, in interest and dividend income to $951,000 for the three months ended December 31, 2011 from $925,000 for the three months ended December 31, 2010, and a decrease of $45,000, or 15.05%, in interest expense to $254,000 for the three months ended December 31, 2011 from $299,000 for the three months ended December 31, 2010. The increase in interest and dividend income was mainly the result of increases in the average balances of loans and investments. Interest expense decreased primarily as a result of the decrease in average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $45,000 to $100,000 for the three months ended December 31, 2011, from $55,000 for the three months ended December 31, 2010. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2011, increases in the specific allowance for our impaired loans and the uncertainty regarding the housing market. The Company recorded $18,000 in charge-offs during the three months ended December 31, 2011. The Company did not record charge-offs during the three months ended December 31, 2010.

Non-Interest Income. Non-interest income was $19,000 for the three months ended December 31, 2011, which was a decrease of $8,000, or 29.63%, from $27,000 for the three months ended December 31, 2010. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decline in one-to four-family non-owner occupied loan settlements during the comparable three month periods.

Non-Interest Expense. Non-interest expense increased by $71,000, or 17.44%, to $478,000 for the three months ended December 31, 2011 from $407,000 for the three months ended December 31, 2010. The increase was primarily the result of increases in salaries, fees and employment expenses of $39,000, or 15.29%, from $255,000 for the three months ended December 31, 2010 to $294,000 for the three months ended December 31, 2011. The increase in salaries, fees and employment expenses can be attributed to the additional personnel associated with the Fullerton acquisition that occurred in October 2011. Increases in premises and equipment of $7,000, or 16.67%, increases in data processing of $6,000, or 30.00%, and increases in stationery, printing and supplies of $8,000, or 160.00%, can also be attributed to the Fullerton acquisition and the additional expenses associated with the additional bank branch. Professional fees increased from $25,000 for the three months ended December 31, 2010, to $31,000 for the three months ended December 31, 2011. This increase of $6,000, or 24.00%, was the result of the increased reporting requirements associated with the Company’s public company status.

Income Taxes. The provision for income taxes decreased by $22,000, or 31.43%, to $48,000 for the three months ended December 31, 2011 from $70,000 for the three months ended December 31, 2010. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of $191,000 for the three months ended December 31, 2010 to $138,000 for the three months ended December 31, 2011. This was a decrease of $53,000, or 27.75%.

Extraordinary item. The Company recognized $1,022,000 of extraordinary income during the three months ended December 31, 2011 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1,077,000 and $78,000 for the three months ended December 31, 2011 and 2010, respectively. The increase in total comprehensive income resulted from an increase of $991,000 in net income, including the extraordinary gain of $1,022,000 and an increase of $8,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Liquidity and Capital Resources

Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Company’s primary sources of funds consist of deposit inflows, loan repayments, and maturities of securities. In addition, Company the has the ability to borrow funds from the Federal Home Loan Bank of Atlanta, and it has credit availability with a correspondent bank. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of December 31, 2011.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash-equivalents totaled $7,504,000. Certificates of deposit of $1,076,000 and securities classified as available for sale, totaling $7,172,000 provide additional sources of liquidity. In addition, at December 31, 2011, the Company had the ability to borrow a total of approximately $24,000,000 from the Federal Home Loan Bank of Atlanta. At December 31, 2011, the Company had $10,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at December 31, 2011.

At December 31, 2011, the Company had $5,271,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of December 31, 2011, totaled $23,742,000, or 41.82% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2012. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of December 31, 2011, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 12.81%, 24.04% and 25.29%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OTS but with the prior notice to the OTS, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At December 31, 2011, the Company had liquid assets of $1,733,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: February 14, 2012	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: February 14, 2012	Jodi L. Beal
Vice President and Chief Financial Officer