Form 10-Q
period 2012-03-31
Fairmount Bancorp, Inc.
filed 2012-05-14
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 14, 2012, the number of shares of common stock outstanding was 500,314.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$861,376	$618,683
Interest-bearing deposits in other banks	1,093,501	1,417,777
Federal funds sold	4,752,190	4,152,566

Cash and cash equivalents	6,707,067	6,189,026

Certificates of deposit	1,320,067	—
Securities available for sale, at fair value	6,773,446	6,168,351
Securities held to maturity, at amortized cost	5,134,372	1,636,563
Federal Home Loan Bank stock, at cost	602,300	604,200
Loans, net of allowances for loan and lease losses of $657,474 at March 31, 2012 and $665,289 at September 30, 2011	54,421,120	53,758,286
Accrued interest receivable	269,759	246,588
Premises and equipment, net	3,277,735	2,775,306
Foreclosed assets, net	884,000	884,000
Prepaid expenses	239,673	302,236
Cash surrender value of life insurance	68,809	68,809
Income taxes receivable	125,217	—
Deferred income tax asset	137,486	110,415
Other assets	41,741	43,059

Total assets	$80,002,792	$72,786,839

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$867,302	$626,354
Interest-bearing demand deposits	4,162,291	3,953,516
Savings deposits	14,608,582	10,429,075
Certificates of deposit	37,237,941	35,938,465

Total deposits	56,876,116	50,947,410

Federal Home Loan Bank advances	10,000,000	10,000,000
Accounts payable	—	55,024
Income taxes payable	—	177,084
Accrued interest payable	42,010	42,448
Deferred compensation liability	15,950	15,950
Other liabilities	36,425	71,586

Total liabilities	66,970,501	61,309,502

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 500,314 shares at March 31, 2012 and 444,038 shares at September 30, 2011	5,003	4,440
Additional paid in capital	4,226,230	3,774,574
Retained earnings	8,973,730	7,728,798
Unearned common stock held by:
Employee Stock Ownership Plan	(293,478)	(230,000)
Recognition and Retention Plan	(37,168)	—
Accumulated other comprehensive income	157,974	199,525

Total stockholders’ equity	13,032,291	11,477,337

Total liabilities and stockholders’ equity	$80,002,792	$72,786,839

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Interest and dividend income:
Interest on loans	$846,655	$862,707	$1,711,083	1,693,236
Interest and dividends on investments	107,353	103,354	193,747	197,810

Total interest income	954,008	966,061	1,904,830	1,891,046

Interest expense:
Interest on deposits	162,159	208,332	347,033	436,986
Interest on borrowings	68,671	69,467	138,091	139,690

Total interest expense	230,830	277,799	485,124	576,676

Net interest income	723,178	688,262	1,419,706	1,314,370

Provision for loan and lease losses	80,000	100,000	180,000	155,000

Net interest income after provision for loan and lease losses	643,178	588,262	1,239,706	1,159,370

Non-interest income:
Service fees on deposit accounts	1,157	1,110	2,802	2,381
Other service charges, commissions and fees	23,837	23,983	39,317	48,497
Gain on disposal of assets	3,841	—	4,737	—
Other non-interest income	1,741	957	3,026	1,938

Total non-interest income	30,576	26,050	49,882	52,816

Non-interest expense:
Salaries, fees and employment	254,992	223,061	549,527	477,711
Premises and equipment	49,401	44,953	98,310	87,472
Professional fees	70,283	36,799	101,046	61,634
Data processing	32,485	22,651	58,490	42,603
FDIC insurance premium	14,147	18,021	31,025	33,385
Supervisory examination	8,671	9,662	16,703	19,037
Insurance and bond premiums	5,756	5,430	12,747	10,647
Stationery, printing and supplies	9,808	11,262	22,564	15,830
Other operating expenses	35,347	34,111	68,318	64,303

Total non-interest expense	480,890	405,950	958,730	812,622

Income before income taxes	192,864	208,362	330,858	399,564

Income taxes	60,000	70,000	108,000	140,000

Income before extraordinary item	132,864	138,362	222,858	259,564

Extraordinary item, gain on business combination	—	—	1,022,074	—

Net income	$132,864	$138,362	$1,244,932	$259,564

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.28	$0.33	$0.48	$0.63
Extraordinary item, gain on business combination, basic	—	—	2.19	—

Net income, basic	$0.28	$0.33	$2.67	$0.63

Basic weighted average shares outstanding	470,176	415,067	467,222	415,067

Net income before extraordinary item, dilutive	$0.28	$0.33	$0.47	$0.63
Extraordinary item, gain on business combination, dilutive	—	—	2.17	—

Net income, dilutive	$0.28	$0.33	$2.64	$0.63

Dilutive weighted average shares outstanding	472,099	415,067	469,955	415,067

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Six Months Ended March 31, 2012 and 2011

	For the Six Months Ended March 31,
	2012	2011

Net income	$1,244,932	$259,564

Other comprehensive income, net of tax:

Change in fair value of securities available for sale	(41,711)	(39,144)

Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale, net of $104 tax	160	160

Total other comprehensive income (loss), net of tax	(41,551)	(38,984)

Comprehensive income	$1,203,381	$220,580

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

						Accumulated
		Additional		Unearned	Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	RRP	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Shares	Shares	Income	Equity
Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$—	$132,570	$10,831,471

Net income	—	—	259,564	—	—	—	259,564

Other comprehensive income (loss)	—	—	—	—	—	(38,984)	(38,984)

Balance, March 31, 2011 (unaudited)	$4,440	$3,744,182	$7,499,553	$(289,710)	$—	$93,586	$11,052,051

Balance, September 30, 2011	$4,440	$3,774,574	$7,728,798	$(230,000)		$199,525	$11,477,337

Net income	—	—	1,244,932	—	—	—	1,244,932

Other comprehensive Income (loss)	—	—	—	—	—	(41,551)	(41,551)

Issuance of common stock	563	451,656	—	—	—	—	452,219

Acquisition of unearned ESOP shares	—	—	—	(63,478)	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	—	(37,168)	—	(37,168)

Balance, March 31, 2012 (unaudited)	$5,003	$4,226,230	$8,973,730	$(293,478)	$(37,168)	$157,974	$13,032,291

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2012 and 2011

(Unaudited)

	For the Six Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,244,932	$259,564
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	(1,022,074)	—
Depreciation and amortization	61,936	56,889
Amortization and accretion of securities	23,955	15,231
Provision for loan and lease losses	180,000	155,000
Other (gains) and losses, net	(4,737)	—
(Increase) decrease in accrued interest receivable	(23,171)	(2,009)
(Increase) decrease in prepaid expenses	62,563	17,359
(Increase) decrease in income taxes receivable	(125,217)	118,862
(Increase) decrease in other assets	175,897	—
Increase (decrease) in accounts payable	(55,024)	—
Increase (decrease) in accrued interest payable	(438)	(837)
Increase (decrease) in income taxes payable	(177,084)	4,774
Increase (decrease) in other liabilities	(112,588)	(22,327)

Net cash provided (used) by operating activities	228,950	584,463

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	4,113,398	—
Proceeds from sales of available for sale securities	189,692	—
Proceeds from maturities, payments and calls of available for sale securities	871,389	511,315
Proceeds from maturities, payments and calls of held to maturity securities	1,000,000	—
Purchases of available for sale securities	(1,027,656)	(505,746)
Purchases of held to maturity securities	(4,499,000)	(866,383)
(Purchases) maturities of certificates of deposit	(1,221,938)	—
(Purchases) redemptions of Federal Home Loan Bank stock	17,200	(48,500)
Net (increase) decrease in loans	1,571,878	(3,385,635)
Proceeds from disposal of foreclosed assets	—	17,514
Proceeds from disposal of equipment	342,325	—
(Purchases) disposals of premises and equipment	(15,346)	(25,621)

Net cash provided (used) by investing activities	1,341,942	(4,303,056)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,404,424)	1,266,499
Net increase (decrease) in borrowings	—	500,000
Proceeds from issuance of common stock	351,573	—

Net cash provided (used) by financing activities	(1,052,851)	1,766,499

Net increase (decrease) in cash and cash equivalents	518,041	(1,952,094)

Cash and cash equivalents, beginning balance	6,189,026	4,849,511

Cash and cash equivalents, ending balance	$6,707,067	$2,897,417

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$485,562	$577,513
Income taxes	410,301	16,364
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $27,335 and $28,501, respectively	$(41,551)	$(38,984)
Foreclosed assets acquired in settlement of loans	—	17,514

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Earnings per Common Share

Earnings per common share on income before extraordinary income is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding during the period and the earnings per share on the extraordinary items is computed by dividing the extraordinary item by the weighted average number of common shares outstanding during the period. Weighted average shares excludes unallocated ESOP shares and unearned RRP shares. Basic earnings per share excludes dilution and is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that could occur if stock options were exercised and is computed by dividing net income by the dilutive weighted average number of common shares outstanding during the period. The Company had no dilutive common shares for the three and six month periods ending March 31, 2011.

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

Note 2. Business Combinations (Continued)

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

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at March 31, 2012, and September 30, 2011 are as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$6,508,494	$264,952	$—	$6,773,446

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,499,057	$1,734	$(8,657)	$3,492,134
State and Municipal Securities	1,635,315	129,920	—	1,765,235

	$5,134,372	$131,654	$(8,657)	$5,257,369

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,834,512	$333,839	$—	$6,168,351

Securities Held to Maturity
State and Municipal Securities	$1,636,563	$116,853	$—	$1,753,416

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

The amortized cost and estimated market value of securities at March 31, 2012 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	160,776	170,313	3,117,560	3,190,212
Due after ten years	6,347,718	6,603,133	2,016,812	2,067,157

	$6,508,494	$6,773,446	$5,134,372	$5,257,369

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	168,796	180,628	647,812	699,870
Due after ten years	5,665,716	5,987,723	988,751	1,053,546

	$5,834,512	$6,168,351	$1,636,563	$1,753,416

Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the six months ended March 31, 2012. There were no sales of investment securities for the year ended September 30, 2011.

There were no securities at September 30, 2011 with gross unrealized losses. Securities with gross unrealized losses at March 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are as follows:

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,491,342	$8,657	$—	$—	$2,491,342	$8,657
State and Municipal Securities	—	—	—	—	—	—

	$2,491,342	$8,657	$—	$—	$2,491,342	$8,657

At March 31, 2012, the Company held three investments with gross unrealized losses totaling ($8,657). At September 30, 2011, the Company held no investments with gross unrealized losses. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

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

During February 2012, the Company charged off the principal balance of a mobile home loan. The loan balance was charged against the mobile home loan reserve account, which was established when the loan was originated. The loss on this mobile home loan was not charged against the allowance for loan losses. The mobile home loan portfolio segment is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that is used for the loans included in the allowance for loan losses. The Company will continue to monitor the reserve account and modify its allowance for loan losses relative to mobile home loans.

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

	As of March 31, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Commercial Business and Consumer Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(17,815)	(170,000)	—	—	—	—	—	(187,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	89,568	92,483	11,169	(126)	(15,322)	(488)	2,716	180,000

Ending Balance	$136,300	$304,506	$63,888	$25,576	$75,813	$3,419	$47,972	$657,474

Ending balance: individually evaluated for impairment	$51,645	$35,768	$3,050	$—	$—	$—	$—	$90,463

Ending balance: collectively evaluated for impairment	$84,655	$268,738	$60,838	$25,576	$75,813	$3,419	$47,972	$567,011

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$28,200,154	$18,026,065	$2,194,414	$1,775,491	$3,522,120	$1,367,681		$55,085,925

Ending balance: individually evaluated for impairment	$493,058	$1,559,524	$125,210	$216,000	$—	$—		$2,393,792

Ending balance: collectively evaluated for impairment	$27,308,147	$16,466,541	$2,069,204	$1,559,491	$3,522,120	$1,367,681		$52,293,184

Ending balance: loans acquired with deteriorated credit quality	$398,949	$—	$—	$—	$—	$—		$398,949

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of March 31, 2012 and September 30, 2011:

	March 31, 2012
	One-to Four-Family	One-to Four-Family			Secured by	Construction
	Owner	Non-Owner	Home	Mobile	Other	and Land
	Occupied	Occupied	Equity	Home	Properties	Development
Grade:
Pass	$25,458,115	$16,094,101	$1,850,032	$2,040,828	$1,559,491	$2,998,915
Special Mention	—	—	—	—	—	—
Substandard	892,007	1,931,964	—	153,586	—	523,205
Doubtful	—	—	—	—	216,000	—

	$26,350,122	$18,026,065	$1,850,032	$2,194,414	$1,775,491	$3,522,120

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,356,466	$610	$10,605
Special Mention	—	—	—
Substandard	—	—	—
Doubtful	—	—	—

	$1,356,466	$610	$10,605

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2011
	One-to Four-Family	One-to Four-Family			Secured by	Construction
	Owner	Non-Owner	Home	Mobile	Other	and Land
	Occupied	Occupied	Equity	Home	Properties	Development
Grade:
Pass	$24,759,826	$16,116,447	$1,747,844	$2,252,642	$1,567,214	$3,982,117
Special Mention	—	440,137	—	—	—	90,000
Substandard	150,407	959,686	73,046	176,810	—	423,813
Doubtful	—	—	—	—	216,000	—

	$24,910,233	$17,516,270	$1,820,890	$2,429,452	$1,783,214	$4,495,930

	Secured Commercial	Commercial Leases	Savings
Grade:
Pass	$1,495,579	$4,941	$6,438
Special Mention	—	—	—
Substandard	—	933	—
Doubtful	—	—	—

	$1,495,579	$5,874	$6,438

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2012 and September 30, 2011:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$661,610	$661,610	$25,688,512	$26,350,122	$—
One-to four-family non-owner occupied	—	3,780	726,475	730,255	17,295,810	18,026,065	—
Home equity	8,157	—	—	8,157	1,841,875	1,850,032	—
Mobile home	103,983	—	—	103,983	2,090,431	2,194,414	—
Secured by other properties	—	—	216,000	216,000	1,559,491	1,775,491	—
Construction and land development	89,985	—	—	89,985	3,432,135	3,522,120	—

Total real estate loans	202,125	3,780	1,604,085	1,809,990	51,908,254	53,718,244	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,356,466	1,356,466	—
Commercial leases	—	—	—	—	610	610	—
Savings accounts	—	—	—	—	10,605	10,605	—

Total commercial and consumer loans	—	—	—	—	1,367,681	1,367,681	—

Total loans	$202,125	$3,780	$1,604,085	$1,809,990	$53,275,935	$55,085,925	$—

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$30,153	$—	$150,407	$180,560	$24,729,673	$24,910,233	$—
One-to four-family non-owner occupied	377,862	—	920,322	1,298,184	16,218,086	17,516,270	—
Home equity	—	—	73,046	73,046	1,747,844	1,820,890	—
Mobile home	49,292	—	95,904	145,196	2,284,256	2,429,452	—
Secured by other properties	—	—	216,000	216,000	1,567,214	1,783,214	—
Construction and land development	—	—	—	—	4,495,930	4,495,930	—

Total real estate loans	457,307	—	1,455,679	1,912,986	51,043,003	52,955,989	—

Commercial and consumer loans:
Secured commercial	—	—	—	—	1,495,579	1,495,579	—
Commercial leases	—	—	933	933	4,941	5,874	—
Savings accounts	—	—	—	—	6,438	6,438	—

Total commercial and consumer loans	—	—	933	933	1,506,958	1,507,891	—

Total loans	$457,307	$—	$1,456,612	$1,913,919	$52,549,961	$54,463,880	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	March 31,	September 30,
	2012	2011

Real estate loans:
One-to four-family owner occupied	$892,007	$150,407
One-to four-family non-owner occupied	732,419	920,322
Home equity	—	73,046
Mobile home	75,055	95,904
Secured by other properties	216,000	216,000
Construction and land development	—	—

Total real estate loans	1,915,481	1,455,679

Commercial and consumer loans:
Secured commercial	—	—
Commercial leases	—	933
Savings accounts	—	—

Total commercial and consumer loans	—	933

Total loans	$1,915,481	$1,456,612

At March 31, 2012 and September 30, 2011, there were no loans 90 days past due and still accruing interest. At March 31, 2012, the Company had twenty-four loans on non-accrual status with foregone interest in the amount of $107,262. At September 30, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $78,102.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of March 31, 2012 and September 30, 2011:

	March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to four-family owner occupied	$406,956	$398,948	$—	$406,956	$14,392
One-to four-family non-owner occupied	865,005	732,419	—	865,005	11,396
Secured by other properties	225,289	216,000	—	225,289	—
Mobile home	75,128	75,055	—	75,128	4,468

With an allowance recorded:
One-to four-family owner occupied	$506,203	$493,058	$51,645	$506,203	$5,680
One-to four-family non-owner occupied	830,103	827,105	35,768	830,103	30,534
Mobile home	50,328	50,156	3,050	50,328	1,556

Total
One-to four-family owner occupied	$913,159	$892,006	$51,645	$913,159	$20,072
One-to four-family non-owner occupied	1,695,108	1,559,524	35,768	1,695,108	41,930
Secured by other properties	225,289	216,000	—	225,289	—
Mobile home	125,456	125,211	3,050	125,456	6,024

	September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Secured by other properties	$224,193	$216,000	$—	$224,193	$642

With an allowance recorded:
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Mobile home	51,507	51,313	11,142	51,507	5,236

Total
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Secured by other properties	224,193	216,000	—	224,193	642
Mobile home	51,507	51,313	11,142	51,507	5,236

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At March 31, 2012, we had seven loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $150,222. Four loans to the same borrower in the amount of $827,105 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $50,156. At September 30, 2011, we had two loans that were restructured. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $51,313. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class as of March 31, 2012 and September 30, 2011:

	Modifications as of March 31, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$158,671	$145,026
One-to four-family non-owner occupied	4	830,103	794,335
Secured by other properties	1	225,289	225,289
Mobile home	1	50,328	47,278

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	—	—

	Modifications as of September 30, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Secured by other properties	1	$224,193	$224,193
Mobile home	1	51,507	40,365

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	1	$551,466

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

The following table presents a summary of financial assets measured at fair value at March 31, 2012 and September 30, 2011:

	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,773,446	$—	$6,773,446	$—
Impaired loans	—	—	2,702,278	2,702,278	(170,000)
Foreclosed assets			884,000	884,000	—

September 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,168,351	$—	$6,168,351	$—
Impaired loans	—	—	933,648	933,648	—
Foreclosed assets	—		884,000	884,000	(114,427)

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for March 31, 2012 and September 30, 2011:

Quantitative Information about Level 3 Fair Value Measurements for March 31, 2012 and September 30, 2011
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets:

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2010	$1,162,728	$35,000
Purchases, settlements and chargeoffs	(573,427)	849,000
Transfers in and/or out of Level 3	344,347	—

Balance, September 30, 2011	933,648	884,000
Purchases, settlements and chargeoffs (unaudited)	(170,000)	—
Transfers in and/or out of Level 3 (unaudited)	1,938,630	—

Balance, March 31, 2012 (unaudited)	$2,702,278	$884,000

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

	00000000000	00000000000	00000000000	00000000000	00000000000
		Fair Value Measurements at March 31, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,707	$6,707	$—	$—	$6,707
Certificates of deposit	1,320	1,320	—	—	1,320
Securities available for sale	6,773	—	6,773	—	6,773
Securities held to maturity	5,134	—	5,257	—	5,257
Federal Home Loan Bank stock	602	—	602	—	602
Loans receivable, net	54,421	—	53,137	2,703	55,840
Foreclosed assets	884	—	—	884	884
Accrued interest receivable	270	—	270	—	270
Financial liabilities:
Deposits	56,876	—	57,045	—	57,045
Federal Home Loan Bank advances	10,000	—	10,858	—	10,858
Accrued interest payable	42	—	42	—	42
Off-Balance sheet financial instruments	—	—		—	—

	00000000000	00000000000	00000000000	00000000000	00000000000
		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,189	$6,189	$—	$—	$6,189
Securities available for sale	6,168	—	6,168	—	6.168
Securities held to maturity	1,637	—	1,753	—	1,753
Federal Home Loan Bank stock	604	—	604	—	604
Loans receivable, net	53,758	—	56,752	935	57,687
Foreclosed assets	884	—	—	884	884
Accrued interest receivable	247	—	247	—	247
Financial liabilities:
Deposits	50,947	—	51,578	—	51,578
Federal Home Loan Bank advances	10,000	—	10,681	—	10,681
Accrued interest payable	42	—	42	—	42
Off-Balance sheet financial instruments	—	—		—	—

Note 6. Employee Stock Ownership Plan

In connection with the conversion to stock form in June 2010, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in the amount of $355,230, which was sufficient to purchase 35,523 shares, or 8% of the common stock issued and sold in the initial public offering in June 2010. The shares were acquired at a price of $10.00 per share. The ESOP borrowed additional funds from the Company in the amount of $63,478, which was sufficient to purchase 4,502, shares or 8% of the common stock issued and sold in the conversion merger of Fullerton in October 2011. The shares were acquired at a price of $14.10 per share.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Employee Stock Ownership Plan (Continued)

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of March 31, 2012, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three and six months ended March 31, 2012 and 2011, respectively.

A summary of ESOP shares is as follows:

	March 31, 2012	March 31, 2011
Shares committed for release	12,523	6,552
Unearned shares	27,502	28,971

Total ESOP shares	40,025	35,523

Fair value of unearned shares	$418,030	$463,536

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited. As of March 31, 2012, 15,104 shares have been awarded under the plan. No compensation expense has been recorded for the three and six months ended March 31, 2012 and March 31, 2011, respectively.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Recognition and Retention Plan (Continued)

Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At March 31, 2012, there were 15,125 shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 8. Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. As of March 31, 2012, 37,760 options have been granted to eligible employees and non-employee directors. No compensation expense has been recorded for the three and six months ended March 31, 2012 and March 31, 2011, respectively.

A summary of the Stock Option Plan during the six months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	—	—

Granted	37,760	$14.10

Outstanding at March 31, 2012	37,760	$14.10

Options Exercisable at March 31, 2012	—	—

Note 9. Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2012, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the six month period ended March 31, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2011 included in the Company’s Annual Report on 10-K.

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Total assets increased by $7,216,000, or 9.91%, to $80,003,000 at March 31, 2012 from $72,787,000 at September 30, 2011. The increase was primarily the results of increases in investment securities, certificates of deposit, loans receivable and premises and equipment of $4,102,000, $1,320,000, $663,000 and $503,000, respectively.

The increase in the Company’s total assets was primarily funded by increases in total deposits of $5,929,000, or 11.64%, and stockholders’ equity of $1,556,000, or 13.56% in association with the Fullerton acquisition.

Cash and cash equivalents increased from $6,189,000 at September 30, 2011 to $6,707,000 at March 31, 2012. This was an increase of $518,000, or 8.37%. The increase in cash and cash equivalents was due to increases in total deposits in association with the Fullerton acquisition.

Certificates of deposit increased by $1,320,000 at March 31, 2012. The increase was due to the investment of available liquidity in FDIC insured certificates of deposits with maturities greater than one year.

Investment securities increased by $4,102,000, or 52.56%, to $11,907,000, at March 31, 2012, from $7,805,000 at September 30, 2011. The increase was primarily the result of $5,527,000 in purchases offset by $2,061,000 in sales, maturities, payments and calls.

Total net loans increased from $53,758,000 at September 30, 2011 to $54,421,000 at March 31, 2012. This represented an increase of $663,000, or 1.23%. The increase was primarily attributable to loans added of $2,415,000 in association with the Fullerton acquisition. This increase from the acquisition was offset primarily by a decrease of $974,000, or 21.66%, in construction and land development loans.

Total liabilities at March 31, 2012 were $66,970,000, an increase of $5,660,000, or 9.23%, from $61,310,000 at September 30, 2011. The increase was primarily attributable to deposits added of $7,333,000 in association with the Fullerton acquisition offset by fluctuating deposit balances during the quarter.

Deposits increased from $50,947,000 at September 30, 2011 to $56,876,000 at March 31, 2012. The increases were primarily the result of increases in savings deposits of $4,180,000, or 40.08% and increases in certificates of deposit of $1,300,000, or 3.62%.

Stockholders’ equity was $13,033,000, or 16.29%, of total assets at March 31, 2012, compared to $11,477,000, or 15.77%, of total assets at September 30, 2011. The primary reason for the $1,556,000, or 13.56%, increase in equity was the $1,022,000 extraordinary gain recorded as the result of the Fullerton acquisition. Also in October 2011, the Company completed a stock offering related to the Fullerton conversion merger in which 56,276 shares of the Company’s common stock were issued and sold at a price of $14.10 per share, resulting in net proceeds of approximately $452,000. Several factors also contributed to the changes in stockholders’ equity including net income before extraordinary gain of $223,000 for the six months ended March 31, 2012, offset by deductions for ESOP shares of $63,000 and RRP shares of $37,000, as well as a decrease of $41,000 in other comprehensive income related to the interest rate fluctuations on the Company’s available for sale securities portfolio.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview. Net income decreased by $5,000, to $133,000 for the three months ended March 31, 2012 from $138,000 for the three months ended March 31, 2011. Net interest income increased by $36,000, or 5.23%, to $724,000 for the three months ended March 31, 2012 from $688,000 for the three months ended March 31, 2011. Provision for loan and lease losses decreased by $20,000, or 20.00%, to $80,000 for the three months ended March 31, 2012 from $100,000 for the three months ended March 31, 2011. Non-interest income increased $4,000, or 15.38%, from $26,000 for the three months ended March 31, 2011 to $30,000 for the three months ended March 31, 2012. Non-interest expense increased $75,000, or 18.47%, to $481,000 for the three months ended March 31, 2012 from $406,000 for the three months ended March 31, 2011.

Net Interest Income. Net interest income increased $36,000, or 5.23%, to $724,000 for the three months ended March 31, 2012 from $688,000 for the three months ended March 31, 2011. The increase primarily resulted from the combined effects of a decrease of $12,000, or 1.24%, in interest and dividend income to $954,000 for the three months ended March 31, 2012 from $966,000 for the three months ended March 31, 2011, and a decrease of $48,000, or 17.27%, in interest expense to $230,000 for the three months ended March 31, 2012 from $278,000 for the three months ended March 31, 2011. The decrease in interest and dividend income was primarily the result of a decrease in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses decreased $20,000 to $80,000 for the three months ended March 31, 2012, from $100,000 for the three months ended March 31, 2011. The Company recorded $170,000 in charge-offs during the three months ended March 31, 2012. The Company did not record charge-offs during the three months ended March 31, 2011. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $30,000 for the three months ended March 31, 2012, which was an increase of $4,000, or 15.38%, from $26,000 for the three months ended March 31, 2011. The Company recorded a $4,000 gain on the sale of an investment property from the Bank’s subsidiary, Real Estate Holdings Business, Inc.

Non-Interest Expense. Non-interest expense increased by $75,000, or 18.47%, to $481,000 for the three months ended March 31, 2012 from $406,000 for the three months ended March 31, 2011. The increase was primarily the result of increases in salaries, fees and employment expenses of $32,000, or 14.35%, from $223,000 for the three months ended March 31, 2011 to $255,000 for the three months ended March 31,

2012. The increase in salaries, fees and employment expenses can be attributed to the additional personnel associated with the Fullerton acquisition that occurred in October 2011. Increases in professional fees of $33,000, or 89.19%, can be attributed to a consulting agreement with a former employee of Fullerton and well as increased costs associated with increased reporting requirements associated with the Company’s public company status. Increases in premises and equipment of $4,000, or 8.89% and increases in data processing of $9,000, or 39.13%, can also be attributed to the Fullerton acquisition and the additional expenses associated with the additional bank branch.

Income Taxes. The provision for income taxes decreased by $10,000, or 14.29%, to $60,000 for the three months ended March 31, 2012, from $70,000 for the three months ended March 31, 2011. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of of $15,000 or 7.21% from $208,000 for the three months ended March 31, 2011 to $193,000 for the three months ended March 31, 2012.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $127,000 and $143,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in total comprehensive income resulted from a decrease of $5,000 in net income and a decrease of $11,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Six Months Ended March 31, 2012 and 2011

Overview. Net income increased by $985,000 to $1,245,000 for the six months ended March 31, 2012 from $260,000 for the six months ended March 31, 2011. This increase in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income increased by $106,000, or 8.07%, to $1,420,000 for the six months ended March 31, 2012 from $1,314,000 for the six months ended March 31, 2011. Provision for loan and lease losses increased by $25,000, or 16.13%, to $180,000 for the six months ended March 31, 2012 from $155,000 for the six months ended March 31, 2011. Non-interest income decreased $3,000, or 5.66%, from $53,000 for the six months ended March 31, 2011 to $50,000 for the six months ended March 31, 2012. Non-interest expense increased $147,000, or 18.10%, to $959,000 for the six months ended March 31, 2012 from $812,000 for the six months ended March 31, 2011.

Net Interest Income. Net interest income increased $106,000, or 8.07%, to $1,420,000 for the six months ended March 31, 2012 from $1,314,000 for the six months ended March 31, 2011. The increase primarily resulted from the combined effects of an increase of $14,000, or 0.74%, in interest and dividend income to $1,905,000 for the six months ended March 31, 2012 from $1,891,000 for the six months ended March 31, 2011, and a decrease of $92,000, or 15.94%, in interest expense to $485,000 for the six months ended March 31, 2012 from $577,000 for the six months ended March 31, 2011. The decrease in interest and dividend income was mainly the result of decreases in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $25,000 to $180,000 for the six months ended March 31, 2012, from $155,000 for the six months ended March 31, 2011. The primary factors that contributed to the increase in the provision for loan and lease losses were the increase in substandard rated loans from September 2011, increases in the specific allowance for our impaired loans and the uncertainty regarding the housing market. The Company recorded $188,000 in charge-offs during the six months ended March 31, 2012. The Company did not record charge-offs during the six months ended March 31, 2011.

Non-Interest Income. Non-interest income was $50,000 for the six months ended March 31, 2012, which was a decrease of $3,000, or 5.66%, from $53,000 for the six months ended March 31, 2011. The decrease was primarily the result of a decrease in service charges and fees, which decreased due to a decline in one-to four-family non-owner occupied loan settlements during the comparable six month periods.

Non-Interest Expense. Non-interest expense increased by $147,000, or 18.10%, to 959,000 for the six months ended March 31, 2012 from $812,000 for the six months ended March 31, 2011. The increase was primarily the result of increases in salaries, fees and employment expenses of $72,000, or 15.06%, from $478,000 for the six months ended March 31, 2011 to $550,000 for the six months ended March 31, 2012. The increase in salaries, fees and employment expenses can be attributed to the additional personnel retained in the Fullerton acquisition that occurred in October 2011. Professional fees increased from $62,000 for the six months ended March 31, 2011, to $101,000 for the six months ended March 31, 2012. This increase of $39,000, or 62.90%, was the result of several factors including a consulting agreement with a former Fullerton employee and the increased reporting requirements associated with the Company’s public company status. Increases in premises and equipment of $11,000, or 12.64%, increases in data processing of $15,000, or 34.88%, and increases in stationery, printing and supplies of $7,000, or 43.75%, can also be attributed to the Fullerton acquisition and the additional expenses associated with the additional bank branch.

Income Taxes. The provision for income taxes decreased by $32,000, or 22.86%, to $108,000 for the six months ended March 31, 2012 from $140,000 for the six months ended March 31, 2011. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes and extraordinary gain of $69,000, or 17.25%, from $400,000 for the six months ended March 31, 2011 to $331,000 for the six months ended March 31, 2012.

Extraordinary Item. The Company recognized $1,022,000 of extraordinary income during the six months ended March 31, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1,203,000 and $221,000 for the six months ended March 31, 2012 and 2011, respectively. The increase in total comprehensive income resulted from an increase of $985,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $3,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of March 31, 2012.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash-equivalents totaled $6,707,000. Certificates of deposit of $1,320,000 and securities classified as available for sale, totaling $6,773,000 provide additional sources of liquidity. In addition, at March 31, 2012, the Company had the ability to borrow a total of approximately $24,000,000 from the Federal Home Loan

Bank of Atlanta. At March 31, 2012, the Company had $10,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at March 31, 2012.

At March 31, 2012, the Company had $5,165,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of March 31, 2012, totaled $23,438,000, or 41.74% of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before March 31, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of March 31, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 13.31%, 25.18% and 26.43%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with the prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At March 31, 2012, the Company had liquid assets of $1,777,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: May 14, 2012	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: May 14, 2012	Jodi L. Beal
Vice President and Chief Financial Officer