Form 10-Q
period 2012-06-30
Fairmount Bancorp, Inc.
filed 2012-08-10
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, the number of shares of common stock outstanding was 500,314.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2012 and September 30, 2011

	June 30, 2012	September 30, 2011
	(Unaudited)
Assets
Cash and due from banks	$571,244	$618,683
Interest-bearing deposits in other banks	862,811	1,417,777
Federal funds sold	4,672,685	4,152,566

Cash and cash equivalents	6,106,740	6,189,026

Certificates of deposit	2,788,319	—
Securities available for sale, at fair value	6,422,700	6,168,351
Securities held to maturity, at amortized cost	4,990,926	1,636,563
Federal Home Loan Bank stock, at cost	517,700	604,200
Loans, net of allowances for loan and lease losses of $702,474 at June 30, 2012 and $665,289 at September 30, 2011	53,728,555	53,758,286
Accrued interest receivable	259,229	246,588
Premises and equipment, net	3,248,013	2,775,306
Foreclosed assets, net	778,000	884,000
Prepaid expenses	195,073	302,236
Cash surrender value of life insurance	70,736	68,809
Prepaid income taxes	178,217	—
Deferred income tax asset	115,239	110,415
Other assets	63,077	43,059

Total assets	$79,462,524	$72,786,839

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$1,098,736	$626,354
Interest-bearing demand deposits	4,292,845	3,953,516
Savings deposits	15,258,701	10,429,075
Certificates of deposit	37,515,791	35,938,465

Total deposits	58,166,073	50,947,410
Federal Home Loan Bank advances	8,000,000	10,000,000
Accounts payable	—	55,024
Income taxes payable	—	177,084
Accrued interest payable	42,301	42,448
Deferred compensation liability	15,950	15,950
Other liabilities	70,862	71,586

Total liabilities	66,295,186	61,309,502

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; issued and outstanding 500,314 shares at June 30, 2012 and 444,038 shares at September 30, 2011	5,003	4,440
Additional paid in capital	4,226,230	3,774,574
Retained earnings	9,074,630	7,728,798
Unearned common stock held by:
Employee Stock Ownership Plan	(293,478)	(230,000)
Recognition and Retention Plan	(37,168)	—
Accumulated other comprehensive income	192,121	199,525

Total stockholders’ equity	13,167,338	11,477,337

Total liabilities and stockholders’ equity	$79,462,524	$72,786,839

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:
Interest on loans	$801,976	$851,009	$2,513,058	$2,544,244
Interest and dividends on investments	104,551	100,778	298,299	298,588

Total interest income	906,527	951,787	2,811,357	2,842,832

Interest expense:
Interest on deposits	151,356	198,291	498,389	635,278
Interest on borrowings	67,806	69,102	205,896	208,792

Total interest expense	219,162	267,393	704,285	844,070

Net interest income	687,365	684,394	2,107,072	1,998,762
Provision for loan and lease losses	45,000	200,000	225,000	355,000

Net interest income after provision for loan and lease losses	642,365	484,394	1,882,072	1,643,762

Non-interest income:
Service fees on deposit accounts	724	713	3,526	3,094
Other service charges, commissions and fees	16,102	16,299	55,420	64,796
Gain on disposal of assets	0	127,256	4,737	127,256
Other non-interest income	10,083	5,063	13,108	7,000

Total non-interest income	26,909	149,331	76,791	202,146

Non-interest expense:
Salaries, fees and employment	282,547	239,158	832,074	716,868
Premises and equipment	45,568	43,458	143,878	130,930
Professional fees	67,616	33,479	168,663	95,112
Data processing	26,719	21,419	85,209	64,021
FDIC insurance premium	16,137	19,311	47,161	52,696
Supervisory examination	8,672	9,662	25,375	28,699
Insurance and bond premiums	14,957	10,154	27,704	20,801
Stationery, printing and supplies	6,759	9,640	29,323	25,470
Other operating expenses	52,399	30,098	120,718	94,401

Total non-interest expense	521,374	416,379	1,480,105	1,228,998

Income before income taxes	147,900	217,346	478,758	616,910
Income taxes	47,000	67,000	155,000	207,000

Income before extraordinary item	100,900	150,346	323,758	409,910
Extraordinary item, gain on business combination	—	—	1,022,074	—

Net income	$100,900	$150,346	$1,345,832	$409,910

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.21	$0.36	$0.69	$0.99
Extraordinary item, gain on business combination, basic	—	—	2.19	—

Net income, basic	$0.21	$0.36	$2.88	$0.99

Basic weighted average shares outstanding	470,176	415,067	468,203	415,067

Net income before extraordinary item, dilutive	$0.21	$0.36	$0.69	$0.99
Extraordinary item, gain on business combination, dilutive	—	—	2.17	—

Net income, dilutive	$0.21	$0.36	$2.86	$0.99

Dilutive weighted average shares outstanding	472,909	415,067	470,936	415,067

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net income	$100,900	$150,346	$1,345,832	$409,910
Other comprehensive income, net of tax:
Change in fair value of securities available for sale, net of tax, $22,114, $23,716, $5,221 and $1,947, respectively	34,067	36,525	(7,644)	(2,619)
Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale, net of tax, $52 and $157, respectively	80	80	240	240

Total other comprehensive income (loss), net of tax	34,147	36,605	(7,404)	(2,379)

Comprehensive income	$135,047	$186,951	$1,338,428	$407,531

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2012 and 2011

(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2010	$4,440	$3,744,182	$7,239,989	$(289,710)	$—	$132,570	$10,831,471
Net income	—	—	409,910	—	—	—	409,910
Other comprehensive income (loss)	—	—	—	—	—	(2,379)	(2,379)

Balance, June 30, 2011 (unaudited)	$4,440	$3,744,182	$7,649,899	$(289,710)	$—	$130,191	$11,239,002

Balance, September 30, 2011	$4,440	$3,774,574	$7,728,798	$(230,000)		$199,525	$11,477,337
Net income	—	—	1,345,832	—	—	—	1,345,832
Other comprehensive income (loss)	—	—	—	—	—	(7,404)	(7,404)
Issuance of common stock	563	451,656	—	—	—	—	452,219
Acquisition of unearned ESOP shares	—	—	—	(63,478)	—	—	(63,478)
Acquisition of unearned RRP shares	—	—	—	—	(37,168)	—	(37,168)

Balance, June 30, 2012 (unaudited)	$5,003	$4,226,230	$9,074,630	$(293,478)	$(37,168)	$192,121	$13,167,338

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2012 and 2011

(Unaudited)

	For the Nine Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,345,832	$409,910
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	(1,022,074)	—
Depreciation and amortization	91,659	85,429
Amortization and accretion of securities	34,010	19,120
Provision for loan and lease losses	225,000	355,000
Loss on write-down in value of foreclosed assets	18,000	—
Other (gains) and losses, net	(4,187)	(127,256)
Deferred income taxes	—	(117,000)
(Increase) decrease in accrued interest receivable	(12,641)	(2,440)
(Increase) decrease in prepaid expenses	107,163	24,047
(Increase) decrease in income taxes receivable	(178,217)	118,862
(Increase decrease in cash surrender value of life insurance	(1,927)	(1,927)
(Increase) decrease in other assets	154,561	(322)
Increase (decrease) in accrued interest payable	(147)	186
Increase (decrease) in income taxes payable	(177,084)	121,854
Increase (decrease) in other liabilities	(133,175)	(8,488)

Net cash provided (used) by operating activities	446,773	876,975

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	4,113,398	—
Proceeds from sales of available for sale securities	189,692	—
Proceeds from maturities, payments and calls of available for sale securities	1,268,850	663,884
Proceeds from maturities, payments and calls of held to maturity securities	1,142,857	2,000,000
Purchases of available for sale securities	(1,027,656)	(1,523,049)
Purchases of held to maturity securities	(4,499,000)	(866,383)
(Purchases) maturities of certificates of deposit	(2,689,978)	—
(Purchases) redemptions of Federal Home Loan Bank stock	101,800	(33,100)
Net (increase) decrease in loans	2,219,443	(2,553,525)
Proceeds from disposal of foreclosed assets	87,450	17,514
Proceeds from disposal of equipment	342,325	204,020
(Purchases) disposals of premises and equipment	(15,346)	(881,122)

Net cash provided (used) by investing activities	1,233,835	(2,971,761)

Cash flows from financing activities:
Net increase (decrease) in deposits	(114,467)	851,238
Net increase (decrease) in borrowings	(2,000,000)	500,000
Payments on accrued deferred compensation obligation	—	(7,410)
Proceeds from issuance of common stock	351,573	—

Net cash provided (used) by financing activities	(1,762,894)	1,343,828

Net increase (decrease) in cash and cash equivalents	(82,286)	(750,958)

Cash and cash equivalents, beginning balance	6,189,026	4,849,511

Cash and cash equivalents, ending balance	$6,106,740	$4,098,553

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$704,432	$843,884
Income taxes	510,301	133,840

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $5,378 and $2,104, respectively	$(7,404)	$(2,379)
Foreclosed assets acquired in settlement of loans	—	866,514

On October 31, 2011, the Company loaned $63,478 to the Employee Stock Ownership Plan, which was used to acquire 4,502 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets. See Note 2 for assets acquired and liabilities assumed in business combination

The notes to consolidated financial statements are an integral part of these consolidated statements.

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

On October 12, 2011, the Company completed the acquisition of Fullerton Federal Savings Association (“Fullerton”) in a conversion merger transaction. In connection with the acquisition and pursuant to the terms of the Agreement and Plan of Conversion Merger and the related Plan of Conversion Merger, the Company issued and sold 56,276 shares of common stock at a price of $14.10 per share, through which the Company received proceeds of approximately $452,000, net of offering expenses of $341,000. The shares were sold in a subscription offering to depositors of Fullerton and to the Company’s Employee Stock Ownership Plan and in a community offering to the Company’s Recognition and Retention Plan (the “RRP”) and to the general public. The amount of common stock offered for sale was based on an independent valuation of Fullerton. Upon completion of the conversion merger, Fullerton ceased to exist, and Fairmount Bank became the parent company for Fullerton’s wholly owned subsidiary, Real Estate Holdings Business, Inc. (a Maryland Corporation).

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2012, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

Other than the disclosures contained within these statements, the Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial statements or do not apply to its operations.

Earnings per Common Share

Earnings per common share on income before extraordinary income is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding during the period and the earnings per share on the extraordinary items is computed by dividing the extraordinary item by the weighted average number of common shares outstanding during the period. Weighted average shares excludes unallocated ESOP shares and unearned RRP shares. Basic earnings per share excludes dilution and is computed by dividing net income by the basic weighted average number of common shares outstanding during the period. Dilutive earnings per share reflects the potential dilution that could occur if stock options were exercised and is computed by dividing net income by the dilutive weighted average number of common shares outstanding during the period. The Company had no dilutive common shares for the three and nine month periods ending June 30, 2011.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities

The amortized cost and estimated market value of securities classified as available for sale and held to maturity at June 30, 2012, and September 30, 2011 are as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$6,101,486	$321,214	$—	$6,422,700

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,356,244	$17,210	$—	$3,373,454
State and Municipal Securities	1,634,682	157,211	—	1,791,893

	$4,990,926	$174,421	$—	$5,165,347

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,834,512	$333,839	$—	$6,168,351

Securities Held to Maturity
State and Municipal Securities	$1,636,563	$116,853	$—	$1,753,416

The amortized cost and estimated market value of securities at June 30, 2012 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	1,342,031	1,364,409
Due five years to ten years	146,422	155,166	1,771,178	1,838,199
Due after ten years	5,955,064	6,267,534	1,877,717	1,962,739

	$6,101,486	$6,422,700	$4,990,926	$5,165,347

	September 30, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due five years to ten years	168,796	180,628	647,812	699,870
Due after ten years	5,665,716	5,987,723	988,751	1,053,546

	$5,834,512	$6,168,351	$1,636,563	$1,753,416

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the nine months ended June 30, 2012. There were no sales of investment securities for the year ended September 30, 2011.

There were no securities at June 30, 2012 and September 30, 2011 with gross unrealized losses. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Other Loans. This portfolio segment includes commercial business loans secured by assignments of corporate assets and personal guarantees of the business owners and consumer loans consisting solely of deposit account loans. Commercial business loans generally have higher interest rates and shorter terms than one- to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of June 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(17,815)	(170,000)	—	—	—	—	—	(187,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	92,871	81,348	34,376	(1,376)	2,323	(665)	16,123	225,000

Ending Balance	$139,603	$293,371	$87,095	$24,326	$93,458	$3,242	$61,379	$702,474

Ending balance: individually evaluated for impairment	$55,468	$32,532	$36,721	$—	$—	$—	$—	$124,721

Ending balance: collectively evaluated for impairment	$84,135	$260,839	$50,374	$74,002	$43,782	$3,242	$61,379	$577,753

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,031,137	$17,942,588	$2,134,854	$1,765,429	$3,267,696	$1,296,802		$54,438,506

Ending balance: individually evaluated for impairment	$492,872	$1,548,556	$104,470	$216,000	$—	$—		$2,361,898

Ending balance: collectively evaluated for impairment	$27,140,315	$16,394,032	$2,030,384	$1,549,429	$3,267,696	$1,296,802		$51,678,658

Ending balance: loans acquired with deteriorated credit quality	$397,950	$—	$—	$—	$—	$—		$397,950

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2011
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$38,957	$74,835	$—	$61,516	$130,008	$5,451	$23,719	$334,486
Charge-offs	—	(9,770)	—	(114,427)	—	—	—	(124,197)
Recoveries	—	—	—	—	—	—	—	—
Provision	25,590	316,958	52,719	78,613	(38,873)	(1,544)	21,537	455,000

Ending Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289

Ending balance: individually evaluated for impairment	$—	$152,000	$11,142	$—	$—	$—	$—	$163,142

Ending balance: collectively evaluated for impairment	$64,547	$230,023	$41,577	$25,702	$91,135	$3,907	$45,256	$502,147

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$26,731,123	$17,516,270	$2,429,452	$1,783,214	$4,495,930	$1,507,891		$54,463,880

Ending balance: individually evaluated for impairment	$—	$829,477	$51,313	$216,000	$—	$—		$1,096,790

Ending balance: collectively evaluated for impairment	$26,731,123	$16,686,793	$2,378,139	$1,567,214	$4,495,930	$1,507,891		$53,367,090

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—		$—

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2012 and September 30, 2011:

	June 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,232,114	$16,019,081	$1,908,201	$1,927,507	$1,549,429	$2,788,658
Special Mention	—	—	—	74,894	—	—
Substandard	890,822	1,923,507	—	132,453	—	479,038
Doubtful	—	—	—	—	216,000	—

	$26,122,936	$17,942,588	$1,908,201	$2,134,854	$1,765,429	$3,267,696

	Secured Commercial	Savings
Grade:
Pass	$1,285,112	$11,690
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,285,112	$11,690

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2012 and September 30, 2011:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$167,554	$—	$723,268	$890,822	$25,232,114	$26,122,936	$—
One-to four-family non-owner occupied	—	—	726,861	726,861	17,215,727	17,942,588	—
Home equity	—	—	—	—	1,908,201	1,908,201	—
Mobile home	—	48,618	55,277	103,895	2,030,959	2,134,854	—
Secured by other properties	—	—	216,000	216,000	1,549,429	1,765,429	—
Construction and land development	—	—	—	—	3,267,696	3,267,696	—

Total real estate loans	167,554	48,618	1,721,406	1,937,578	51,204,126	53,141,704	—

Other loans:
Secured commercial	—	—	—	—	1,285,112	1,285,112	—
Savings accounts	—	—	—	—	11,690	11,690	—

Total other loans	—	—	—	—	1,296,802	1,296,802	—

Total loans	$167,554	$48,618	$1,721,406	$1,937,578	$52,500,928	$54,438,506	$—

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$30,153	$—	$150,407	$180,560	$24,729,673	$24,910,233	$—
One-to four-family non-owner occupied	377,862	—	920,322	1,298,184	16,218,086	17,516,270	—
Home equity	—	—	73,046	73,046	1,747,844	1,820,890	—
Mobile home	49,292	—	95,904	145,196	2,284,256	2,429,452	—
Secured by other properties	—	—	216,000	216,000	1,567,214	1,783,214	—
Construction and land development	—	—	—	—	4,495,930	4,495,930	—

Total real estate loans	457,307	—	1,455,679	1,912,986	51,043,003	52,955,989	—

Other loans:
Secured commercial	—	—	—	—	1,495,579	1,495,579	—
Commercial leases	—	—	933	933	4,941	5,874	—
Savings accounts	—	—	—	—	6,438	6,438	—

Total other loans	—	—	933	933	1,506,958	1,507,891	—

Total loans	$457,307	$—	$1,456,612	$1,913,919	$52,549,961	$54,463,880	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	June 30, 2012	September 30, 2011
Real estate loans:
One-to four-family owner occupied	$890,822	$150,407
One-to four-family non-owner occupied	726,861	920,322
Home equity	—	73,046
Mobile home	55,277	95,904
Secured by other properties	216,000	216,000
Construction and land development	—	—

Total real estate loans	1,888,960	1,455,679

Other loans:
Secured commercial	—	—
Commercial leases	—	933
Savings accounts	—	—

Total other loans	—	933

Total loans	$1,888,960	$1,456,612

At June 30, 2012 and September 30, 2011, there were no loans 90 days past due and still accruing interest. At June 30, 2012, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $130,402. At September 30, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $78,102.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of June 30, 2012 and September 30, 2011:

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$402,153	$397,950	$—	$402,153	$18,959
One-to four-family non-owner occupied	881,761	726,861	—	881,761	14,293
Secured by other properties	225,834	216,000	—	225,834	—
With an allowance recorded:
One-to four-family owner occupied	$513,398	$492,872	$55,468	$513,398	$6,417
One-to four-family non-owner occupied	825,119	821,695	32,532	825,119	39,630
Mobile home	110,326	104,470	36,721	110,326	5,119
Total
One-to four-family owner occupied	$915,551	$890,822	$55,468	$915,551	$25,376
One-to four-family non-owner occupied	1,706,880	1,548,556	32,532	1,706,880	53,923
Secured by other properties	225,834	216,000	—	225,834	—
Mobile home	110,326	104,470	36,721	110,326	5,119

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Secured by other properties	$224,193	$216,000	$—	$224,193	$642
With an allowance recorded:
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Mobile home	51,507	51,313	11,142	51,507	5,236
Total
One-to four-family non-owner occupied	$920,579	$829,477	$152,000	$920,579	$17,923
Secured by other properties	224,193	216,000	—	224,193	642
Mobile home	51,507	51,313	11,142	51,507	5,236

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At June 30, 2012, we had seven loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $150,035. Four loans to the same borrower in the amount of $821,695 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $49,193. At September 30, 2011, we had two loans that were restructured. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $51,313. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class as for the three and nine months ended June 30, 2012:

Modifications for the three months ended June 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring	—	—	—

Recorded Investment
Troubled Debt Restructuring that subsequently defaulted		—

	Modifications for the nine months ended June 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$159,295	$146,827
One-to four-family non-owner occupied	4	825,119	792,587

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted	—	—

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value at June 30, 2012 and September 30, 2011:

	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,422,700	$—	$6,422,700	$—
Impaired loans	—	—	1,294,316	1,294,316	—
Foreclosed assets			778,000	778,000	(550)

September 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,168,351	$—	$6,168,351	$—
Impaired loans	—	—	717,648	717,648	—
Foreclosed assets	—		884,000	884,000	(114,427)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, losses of $550 and $114,427 for the years ended June 30, 2012 and September 30, 2011, respectively, were recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for June 30, 2012 and September 30, 2011:

Quantitative Information about Level 3 Fair Value Measurements for June 30, 2012 and September 30, 2011
	Valuation Techniques	Unobservable Input	Range

Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2010	$734,105	$35,000
Purchases, settlements and charge-offs	(573,427)	849,000
Transfers in and/or out of Level 3	556,970	—

Balance, September 30, 2011	717,648	884,000
Purchases, settlements and charge-offs (unaudited)	(170,000)	(106,000)
Transfers in and/or out of Level 3 (unaudited)	746,668	—

Balance, June 30, 2012 (unaudited)	$1,294,316	$778,000

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Fair Value Measurements (Continued)

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,107	$6,107	$—	$—	$6,107
Certificates of deposit	2,788	2,788	—	—	2,788
Securities available for sale	6,423	—	6,423	—	6,423
Securities held to maturity	4,991	—	5,165	—	5,165
Federal Home Loan Bank stock	518	—	518	—	518
Loans receivable, net	53,729	—	53,376	1,294	54,670
Foreclosed assets	778	—	—	778	778
Accrued interest receivable	259	—	259	—	259
Financial liabilities:
Deposits	58,166	—	58,207	—	58,207
Federal Home Loan Bank advances	8,000	—	8,937	—	8,937
Accrued interest payable	42	—	42	—	42
Off-Balance sheet financial instruments	—	—		—	—

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,189	$6,189	$—	$—	$6,189
Securities available for sale	6,168	—	6,168	—	6,168
Securities held to maturity	1,637	—	1,753	—	1,753
Federal Home Loan Bank stock	604	—	604	—	604
Loans receivable, net	53,758	—	56,970	717	57,687
Foreclosed assets	884	—	—	884	884
Accrued interest receivable	247	—	247	—	247
Financial liabilities:
Deposits	50,947	—	51,578	—	51,578
Federal Home Loan Bank advances	10,000	—	10,681	—	10,681
Accrued interest payable	42	—	42	—	42
Off-Balance sheet financial instruments	—	—		—	—

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of June 30, 2012, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three and nine months ended June 30, 2012 and 2011, respectively.

A summary of ESOP shares is as follows:

	June 30, 2012	June 30, 2011
Shares committed for release	12,523	6,552
Unearned shares	27,502	28,971

Total ESOP shares	40,025	35,523

Fair value of unearned shares	$396,579	$492,507

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Recognition and Retention Plan (Continued)

is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited. As of June 30, 2012, 15,104 shares have been awarded under the plan. No compensation expense has been recorded for the three and nine months ended June 30, 2012 and June 30, 2011, respectively.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At June 30, 2012, there were 15,125 shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 8. Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. As of June 30, 2012, 37,760 options have been granted to eligible employees and non-employee directors. No compensation expense has been recorded for the three and nine months ended June 30, 2012 and June 30, 2011, respectively.

A summary of the Stock Option Plan during the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	—	—

Granted	37,760	$14.10

Outstanding at June 30, 2012	37,760	$14.10

Options Exercisable at June 30, 2012	—	—

Note 9. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2012, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the nine month period ended June 30, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2011 included in the Company’s Annual Report on 10-K.

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System issued three related notices of proposed rulemaking (the “NPRs”) relating to implementation of revised capital rules reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III (need to add “I” to Basel and 2 “I”s) Base I international capital standards. Among other things, if adopted as currently proposed, the NPRs would result in a new capital standard consisting of common equity tier 1 capital; would increase capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions, as well as executive bonuses); and would add more conservative standards for securities included in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. In addition, the NPRs would deduct more assets from regulatory capital and revise methodologies for determining risk-weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. The final regulations applicable to the Company and the Bank may be substantially different from those proposed in the NPRs. Management will continue to evaluate the potential impact of the NPRs to ensure the capital levels of both the Company and the Bank exceed the amounts required to be deemed “well capitalized.” The Company and the Bank will be subject to many provisions in the NPRs, but until final rules are issued we cannot predict the actual effect.

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Total assets increased by $6,676,000, or 9.17%, to $79,463,000 at June 30, 2012 from $72,787,000 at September 30, 2011. The increase was primarily the results of increases in investment securities and certificates of deposit in the amount of $3,609,000 and $2,788,000, respectively.

The increase in the Company’s total assets was primarily funded by increases in total deposits of $7,219,000, or 14.17%, and stockholders’ equity of $1,691,000, or 14.73% in association with the Fullerton acquisition.

Cash and cash equivalents decreased from $6,189,000 at September 30, 2011 to $6,107,000 at June 30, 2012. This was a decrease of $82,000, or 1.32%.

Certificates of deposit increased by $2,788,000 at June 30, 2012. The increase was due to the investment of available liquidity in FDIC insured certificates of deposits with maturities greater than one year.

Investment securities increased by $3,609,000, or 46.24%, to $11,414,000, at June 30, 2012, from $7,805,000 at September 30, 2011. The increase was primarily the result of $5,527,000 in purchases offset by $2,602,000 in sales, maturities, payments and calls.

Total net loans decreased from $53,758,000 at September 30, 2011 to $53,729,000 at June 30, 2012. This represented an decrease of $29,000, or 0.05%. The change was primarily attributable to loans added of $2,415,000 in association with the Fullerton acquisition offset by decreases of $1,228,000, or 27.32%, in construction and land development loans and decreases of $776,000, or 1.73%, in one-to four-family residential first mortgage loans.

Total liabilities at June 30, 2012 were $66,295,000, an increase of $4,985,000, or 8.13%, from $61,310,000 at September 30, 2011. The increase was primarily attributable to deposits added of $7,333,000 in association with the Fullerton acquisition offset by repayments of $2,000,000 in Federal Home Loan Bank overnight advances.

Deposits increased from $50,947,000 at September 30, 2011 to $58,166,000 at June 30, 2012. The increases were primarily the result of increases in savings deposits of $4,829,000, or 46.30%, and increases in certificates of deposit of $1,578,000, or 4.39%.

Stockholders’ equity was $13,168,000, or 16.57%, of total assets at June 30, 2012, compared to $11,477,000, or 15.77%, of total assets at September 30, 2011. The primary reason for the $1,691,000, or 14.73%, increase in equity was the $1,022,000 extraordinary gain recorded as the result of the Fullerton acquisition. Also in October 2011, the Company completed a stock offering related to the Fullerton conversion merger in which 56,276 shares of the Company’s common stock were issued and sold at a price of $14.10 per share, resulting in net proceeds of approximately $452,000. Several factors also contributed to the changes in stockholders’ equity including net income before extraordinary gain of $324,000 for the nine months ended June 30, 2012, offset by deductions for ESOP shares of $63,000 and RRP shares of $37,000, as well as a decrease of $7,000 in other comprehensive income related to the interest rate fluctuations on the Company’s available for sale securities portfolio. See Notes 1 and 2 of Notes to Consolidated Financial Statements (Unaudited).

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview. Net income decreased by $49,000, to $101,000 for the three months ended June 30, 2012 from $150,000 for the three months ended June 30, 2011. Net interest income increased by $4,000, or 0.58%, to $688,000 for the three months ended June 30, 2012 from $684,000 for the three months ended June 30, 2011. Provision for loan and lease losses decreased by $155,000, or 77.50%, to $45,000 for the three months ended June 30, 2012 from $200,000 for the three months ended June 30, 2011. Non-interest income decreased $122,000, or 81.88%, from $149,000 for the three months ended June 30, 2011 to $27,000 for the three months ended June 30, 2012. Non-interest expense increased $106,000, or 25.48%, to $522,000 for the three months ended June 30, 2012 from $416,000 for the three months ended June 30, 2011.

Net Interest Income. Net interest income increased $4,000, or 0.58%, to $688,000 for the three months ended June 30, 2012 from $684,000 for the three months ended June 30, 2011. The increase primarily resulted from the combined effects of a decrease of $45,000, or 4.73%, in interest and dividend income to $907,000 for the three months ended June 30, 2012 from $952,000 for the three months ended June 30, 2011, and a decrease of $49,000, or 18.28%, in interest expense to $219,000 for the three months ended

June 30, 2012 from $268,000 for the three months ended June 30, 2011. The decrease in interest and dividend income was the result of a decrease in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses decreased $155,000 to $45,000 for the three months ended June 30, 2012, from $200,000 for the three months ended June 30, 2011. The Company did not record charge-offs during the three months ended June 30, 2012. The Company recorded charge-offs of $114,000 during the three months ended June 30, 2011. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $27,000 for the three months ended June 30, 2012, which was an decrease of $122,000, or 81.88%, from $149,000 for the three months ended June 30, 2011. The primary reason for the decrease was that the Company sold its previous headquarters location in 2011 and recorded a gain of $127,000 on the sale.

Non-Interest Expense. Non-interest expense increased by $106,000, or 25.48%, to $522,000 for the three months ended June 30, 2012 from $416,000 for the three months ended June 30, 2011. The increase was primarily the result of increases in salaries, fees and employment expenses, professional fees, and other operating expenses. Salaries, fees and employment expenses increased $44,000, or 18.41%, from $239,000 for the three months ended June 30, 2011 to $283,000 for the three months ended June 30, 2012. The increase in salaries, fees and employment expenses can be attributed to the additional personnel associated with the Fullerton acquisition that occurred in October 2011. Increases in professional fees of $34,000, or 103.03%, can be attributed to a consulting agreement with a former employee of Fullerton as well as increased costs associated with increased reporting requirements associated with the Company’s public company status. Increases in other operating expenses of $22,000 or 73.33% can be attributed to a write down of $18,000 in other real estate owned.

Income Taxes. The provision for income taxes decreased by $20,000, or 29.85%, to $47,000 for the three months ended June 30, 2012 from $67,000 for the three months ended June 30, 2011. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of $69,000 or 31.80% from $217,000 for the three months ended June 30, 2011 to $148,000 for the three months ended June 30, 2012.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $135,000 and $187,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease in total comprehensive income resulted from a decrease of $49,000 in net income and a decrease of $3,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Nine Months Ended June 30, 2012 and 2011

Overview. Net income increased by $936,000 to $1,346,000 for the nine months ended June 30, 2012 from $410,000 for the nine months ended June 30, 2011. This increase in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income increased by $108,000, or 5.40%, to $2,107,000 for the nine months ended June 30, 2012 from $1,999,000 for the nine months ended June 30, 2011. Provision for loan and lease losses decreased by $130,000, or 36.62%, to $225,000 for the nine months ended June 30, 2012 from $355,000 for the nine months ended June 30, 2011. Non-interest income decreased $125,000, or 61.88%, from $202,000 for the nine months ended June 30, 2011 to $77,000 for the nine months ended June 30, 2012. Non-interest expense increased $251,000, or 20.42%, to $1,480,000 for the nine months ended June 30, 2012 from $1,229,000 for the nine months ended June 30, 2011.

Net Interest Income. Net interest income increased $108,000, or 5.40%, to $2,107,000 for the nine months ended June 30, 2012 from $1,999,000 for the nine months ended June 30, 2011. The increase primarily resulted from the combined effects of a decrease of $32,000, or 1.13%, in interest and dividend income to $2,811,000 for the nine months ended June 30, 2012 from $2,843,000 for the nine months ended June 30,

2011, and a decrease of $140,000, or 16.59%, in interest expense to $704,000 for the nine months ended June 30, 2012 from $844,000 for the nine months ended June 30, 2011. The decrease in interest and dividend income was mainly the result of decreases in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses decreased $130,000 to $225,000 for the nine months ended June 30, 2012, from $355,000 for the nine months ended June 30, 2011. The primary factors that contributed to the increase in the provision for loan and lease losses at June 30, 2011 were the increase in substandard rated loans, increases in the specific allowance for our impaired loans and the uncertainty regarding the housing market. The Company recorded $188,000 in charge-offs during the nine months ended June 30, 2012. The Company recorded charge-offs of $114,000 during the nine months ended June 30, 2011. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $77,000 for the nine months ended June 30, 2012, which was a decrease of $125,000, or 61.88%, from $202,000 for the nine months ended June 30, 2011. The primary reason for the decrease was that the Company sold its previous headquarters location in 2011 and recorded a gain of $127,000 on the sale.

Non-Interest Expense. Non-interest expense increased by $251,000, or 20.42%, to $1,480,000 for the nine months ended June 30, 2012 from $1,229,000 for the nine months ended June 30, 2011. The increase was primarily the result of increases in salaries, fees and employment expenses, professional fees, data processing expenses and other operating expenses. Salaries, fees and employment expense increased $115,000, or 16.04%, from $717,000 for the nine months ended June 30, 2011 to $832,000 for the nine months ended June 30, 2012. The increase in salaries, fees and employment expenses can be attributed to the additional personnel associated with the Fullerton acquisition that occurred in October 2011. Professional fees increased from $95,000 for the nine months ended June 30, 2011, to $169,000 for the nine months ended June 30, 2012. This increase of $74,000, or 77.89%, was the result of several factors including a consulting agreement with a former Fullerton employee and the increased reporting requirements associated with the Company’s public company status. Data processing expenses increased $21,000, or 32.81% from $64,000 for the nine months ended June 30, 2011 to $85,000 for the nine months ended June 30, 2012. This increase can be attributed to the Fullerton acquisition and the additional expenses associated with the additional bank branch. Increases in other operating expenses of $27,000, or 28.72%, can be attributed to a write down of $18,000 in other real estate owned.

Income Taxes. The provision for income taxes decreased by $52,000, or 25.12%, to $155,000 for the nine months ended June 30, 2012 from $207,000 for the nine months ended June 30, 2011. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes and extraordinary gain of $138,000, or 22.37%, from $617,000 for the nine months ended June 30, 2011 to $479,000 for the nine months ended June 30, 2012.

Extraordinary item. The Company recognized $1,022,000 of extraordinary income during the nine months ended June 30, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $1,338,000 and $408,000 for the nine months ended June 30, 2012 and 2011, respectively. The increase in total comprehensive income resulted from an increase of $936,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $6,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of June 30, 2012.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash-equivalents totaled $6,107,000. Certificates of deposit of $2,788,000 and securities classified as available for sale totaling $6,423,000, provide additional sources of liquidity. In addition, at June 30, 2012, the Company had the ability to borrow a total of approximately $23,800,000 from the Federal Home Loan Bank of Atlanta. At June 30, 2012, the Company had $8,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at June 30, 2012.

At June 30, 2012, the Company had $5,930,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of June 30, 2012, totaled $23,965,000, or 41.20%, of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before June 30, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of June 30, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 13.55%, 26.02% and 27.28%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with the prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At June 30, 2012, the Company had liquid assets of 1,761,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: August 10, 2012	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: August 10, 2012	Jodi L. Beal
Vice President and Chief Financial Officer