Form 10-K
period 2012-09-30
Fairmount Bancorp, Inc.
filed 2012-12-21
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Portions of the definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed within 120 days of the registrant’s fiscal year (the “Proxy Statement”), are incorporated by reference into Part III, Items 10 through 14, of this Form 10-K.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the 374,360 shares of the registrant’s common stock held by non-affiliates, based upon the closing price of $15.20 for the common stock on March 30, 2012, the last business day of the registrant’s most recently completed second quarter, as reported by the OTC Bulletin Board, was approximately $5.7 million. Shares of common stock held by the registrant’s executive officers, directors and certain plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 21, 2012, the number of shares of common stock outstanding was 469,714.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2013 Annual Meeting of Stockholders (Part III)

FAIRMOUNT BANCORP, INC.

2012 ANNUAL REPORT ON FORM 10-K

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	significantly increased competition among depository and other financial institutions;

•	general economic conditions, either nationally or in our market area, including employment prospects, real estate values and conditions, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	decreased demand for our products and services and lower revenues and earnings because of recession and/or other events;

•	adverse changes and volatility in securities markets;

•	adverse changes and volatility in credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees an capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, or compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	regulatory changes or actions;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to, trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which will impact us;

•

the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

•	the impact of our coming under the jurisdiction of new federal regulators;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Federal government to manage federal debt limits.

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

The Company’s website address is www.fairmountbancorp.com. Information on this website should not be considered a part of this annual report.

General

The Bank’s principal business consists primarily of attracting and accepting retail deposits from the general public in the areas surrounding its two offices and investing those deposits, together with funds generated from operations, in primarily one-to four-family residential mortgage loans. We also invest in various investment securities. Our profitability depends primarily on our net interest income, which is the difference between the income the we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits and borrowings.

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

Lending Activities

General. Our principal lending activity is the origination of fixed-rate, one-to four-family owner occupied residential mortgage loans with terms of up to 30 years and one-to four-family non-owner occupied investor mortgage loans with terms of up to 25 years, subject to a balloon payment at 7 or 10 years. At September 30, 2012, one-to four-family owner occupied loans totaled $26,098,000, or 47.20%, of our total loan portfolio. At September 30, 2012 one-to four-family non-owner occupied loans totaled $17,855,000, or 32.29%, of our total loan portfolio.

To a lesser extent, we also originate home equity and second mortgage loans, loans secured by other properties, construction and land development loans, secured commercial loans and savings loans. At September 30, 2012, home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages totaled $2,172,000, or 3.93%, of our total loan portfolio. At September 30, 2012, loans secured by other properties totaled $2,613,000, or 4.73%, of our total loan portfolio. At September 30, 2012, construction and land development loans totaled $3,262,000, or 5.90%, of our total loan portfolio. At September 30, 2012, other loans totaled $1,223,000, or 2.21%, of our total loan portfolio. We no longer originate loans secured by mobile homes. The remaining balance on our mobile home loan portfolio totaled $2,069,000, or 3.74%, of our total loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family owner occupied	$26,098	47.20%	$24,910	45.74%
One-to four-family non-owner occupied	17,855	32.29	17,516	32.16
Home equity(1)	2,172	3.93	1,821	3.35
Mobile home	2,069	3.74	2,430	4.46
Secured by other properties	2,613	4.73	1,783	3.27
Construction and land development	3,262	5.90	4,496	8.25

Total real estate loans	54,069	97.79	52,956	97.23

Other loans:
Secured commercial	1,213	2.19	1,496	2.75
Commercial leases	—	—	6	0.01
Savings account	10	0.02	6	0.01

Total other loans	1,223	2.21	1,508	2.77

Total loans	55,292	100.00%	54,464	100.00%

Unamortized premiums and loan fees	320		362
Unearned income on loans	(345)		(403)
Allowance for loan losses	(617)		(665)

Total loans, net	$54,650		$53,758

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Loan Portfolio Maturities. The following table sets forth maturity information at September 30, 2012, regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans and loans having no stated repayment schedule are reported as being due in one year or less.

	One-to four Family Owner Occupied	One-to four Family Non-Owner Occupied	Home Equity(1)	Mobile Home	Secured by Other Properties	Construction and Land Development
	(In thousands)
Amounts due after September 30, 2012 in:
One year or less	$188	$638	$—	$—	$714	$3,094
After one year through two years	131	95	—	—	—	118
After two years through three years	60	299	—	5	—	—
After three years through five years	258	4,019	—	12	189	—
After five years through ten years	4,200	6,896	201	152	1,010	50
After ten years through fifteen years	4,307	5,741	224	1,628	325	—
After fifteen years	16,954	167	1,747	272	375	—

Total	$26,098	$17,855	$2,172	$2,069	$2,613	$3,262

	Secured Commercial	Savings	Total
	(In thousands)
Amounts due after September 30, 2012 in:
One year or less	$153	$—	$4,787
After one year through two years	—	—	344
After two years through three years	—	—	364
After three years through five years	311	—	4,789
After five years through ten years	415	10	12,934
After ten years through fifteen years	334	—	12,559
After fifteen years	—	—	19,515

Total	$1,213	$10	$55,292

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

The following table sets forth the dollar amount of all fixed and adjustable-rate loans at September 30, 2012, that are contractually due after September 30, 2013.

	Due after September 30, 2013
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
One-to four-family owner occupied	$25,910	$—	$25,910
One-to four-family non-owner occupied	17,218	—	17,218
Home equity(1)	449	1,723	2,172
Mobile home	2,069	—	2,069
Secured by other properties	1,898	—	1,898
Construction and land development	110	58	168
Secured commercial	1,060	—	1,060
Savings	10	—	10

	$48,724	$1,781	$50,505

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

One- to Four-Family Owner Occupied Loans. A significant portion of our primary lending activity consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties located in our market area. Loans are generated through our existing customers and referrals, real estate brokers and other marketing efforts. We generally limit our real estate loan originations to the financing of properties located within our market area and have not made out-of-state loans. At September 30, 2012, $26,098,000, or 47.20%, of the loan portfolio, consisted of one-to four-family owner-occupied residential mortgage loans.

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

One-to Four-Family Non-Owner Occupied Loans. A portion of our lending activity consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in our market area. These loans are generated through our existing customer base and referrals, real estate brokers, real estate investors and other marketing efforts. At September 30, 2012, $17,855,000, or 32.29%, of the total loan portfolio, consisted of this type of mortgage loan.

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

Home Equity Second Mortgage Loans. Our home equity loans and our home equity lines of credit are secured by second mortgages on owner occupied one-to four-family residences. The maximum loan-to-value of these loans generally is 85%. At September 30, 2012, home equity loans and home equity lines of credit secured by second mortgages totaled $2,172,000, or 3.93%, of total loans. Home equity loans consist of fixed-rate loans with terms up to a maximum of 20 years. At September 30, 2012, home equity loans totaled $449,000. Home equity lines of credit are adjustable monthly and tied to the prime rate. At September 30, 2012, home equity lines of credit totaled $1,723,000.

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

Mobile Home Loans. As of September 30, 2012, mobile home loans totaled $2,069,000, or 3.74%, of the total loan portfolio. We ceased originating mobile home loans in September 2007, and no future originations of these types of loans are planned. Our mobile home loans were purchased from a third-party originator and funded by us at settlement. We paid a premium/loan origination fee to the third party originator, of which one-half was wired upon settlement and the remainder was retained by us in a depository account as a reserve for any losses or prepayments. At September 30, 2012, we had prepaid loan origination fees related to this program of $261,000, and the balance in the reserve account available to it was $43,000.

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

Commercial Real Estate Lending Secured by Other Properties. Although our loan policies permit the origination of loans secured by commercial real estate, including multi-family dwellings, during recent years our loan portfolio has not included a significant amount of these loans. The current portfolio of these loans at September 30, 2012, totaled $2,613,000, or 4.73%, of total loans. The current loan-to-value of these loans generally does not exceed 80%. We intend to increase our origination of commercial real estate loans when market conditions improve and expect that such loans will represent a more significant portion of our loan portfolio in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy.”

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

Construction and Land Development Loans. On a limited basis, we originate residential construction loans to individuals for the construction and permanent financing of their personal residences. Construction loans to individuals are made on the same general terms as our one-to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan. Prior to making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser. We also review and inspect each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

At September 30, 2012, the balance of these loans was $3,262,000, or 5.90%, of our total loans. When market conditions improve, we anticipate an expansion of our construction and land development loan activity. We limit speculative construction activity, as well as the speculative purchase of building lots. The maximum loan-to-value of these originations generally is 75%, and all these loans include personal guarantees.

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

Other Loans. Commercial business loans are made to borrowers that demonstrate the ability to repay the debt through corporate cash flows. A majority of our commercial business loans are secured by assignments of corporate assets and include personal guarantees of the business owners. At September 30, 2012, commercial business loans totaled $1,213,000, or 2.19%, of total loans.

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

Currently, the only consumer loans we offer consist of deposit account loans. At September 30, 2012, these loans totaled $10,000, or 0.02%, of total loans. Generally, these loans are made at an interest rate that is 2.00% above the account rate for up to 80% of the account balance and for a term through the next maturity date.

Loan Originations, Purchases and Sales. Loan originations are obtained through a variety of sources, including referrals from existing customers and real estate brokers. We hold the majority of our loan originations other than one-to four-family non-owner occupied loans for long-term investment. Currently, the majority of one-to four-family non-owner occupied originations are sold on a participation basis to other community banks. However, there can be no assurance that these community banks will continue to participate in the originations of our non-owner occupied loans.

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended September 30,
	2012	2011
	(In thousands)
Total loans at beginning of period	$54,464	$52,866

Loans originated:
Real estate:
One- to four-family owner occupied	3,098	4,602
One- to four-family non-owner occupied	420	560
Home equity(1)	380	159
Secured by other properties	1,200	—
Construction and land development	152	2,359

Other loans:
Secured commercial	—	1,168
Savings	15	9

Total loans originated	5,265	8,857

Loans purchased in Fullerton acquisition	2,415	—

Deduct:
Participation of originated loans	—	336
Principal repayments	6,852	6,923

Total deductions	6,852	7,259

Net loan activity	828	1,598

Total loans at end of period	$55,292	$54,464

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

Loans to One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2012, our largest lending relationship with a single or related group of borrowers totaled $1,286,000, which represented 11.33% of the Bank’s unimpaired capital and surplus. Therefore, we were in compliance with the loans-to-one borrower limitations.

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

We account for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When we classify a problem asset as impaired, we provide a specific allowance for that portion of the asset that is deemed uncollectable, based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. As of September 30, 2012 we had fourteen loan relationships with total balances of $2,781,000 that are individually evaluated for impairment.

Loans may be periodically modified in a troubled debt restructuring (TDR) to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2012, we had one loan secured by a one-to four-family owner occupied property in the amount of $138,000 that was restructured, five loans with one borrower secured by one-to four-family non-owner occupied properties in the amount of $856,000 that were restructured, one loan secured by other properties in the amount of $216,000 that was restructured and one loan secured by a mobile home in the amount of $49,000 that was restructured. All of the loans restructured were considered troubled debt restructurings. At September 30, 2011, we had one loan secured by other properties in the amount of $216,000 that was restructured and was considered a troubled debt restructuring and one loan secured by a mobile home in the amount of $51,000 that was restructured and was considered a troubled debt restructuring.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2012	2011
	(Dollars in thousands)

Non-accrual loans:
One- to four-family owner occupied	$836	$151
One-to four-family non-owner occupied	721	920
Home equity(1)	—	73
Mobile home	104	96
Secured by other properties	216	216
Construction and land development	—	—
Secured commercial	—	—
Commercial leases	—	1
Savings	—	—

Total non-accrual loans	1,877	1,457

Loans delinquent 90 days or more and still accruing interest	—	—

Foreclosed assets	296	884

Total non-performing	$2,173	$2,341

Ratios:
Non-performing loans to total loans	3.39%	2.67%

Non-performing assets to total assets	2.75%	3.22%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

For the years ended September 30, 2012 and 2011, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $160,000 and $78,000, respectively. Interest income of $48,000 and $32,000 was recognized on these loans for the years ended September 30, 2012 and 2011, respectively.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve close attention, are required to be designated as special mention. On the basis of our review of our assets as of September 30, 2012, we had $75,000 of assets designated as special mention.

When assets are classified as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as impaired, we provide a specific reserve for that portion of the asset that is deemed uncollectible. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the OCC, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2012, we had $3,409,000 of assets classified as substandard, of which fourteen relationships were considered impaired based on fair market value appraisals. On the basis of our review of our assets at September 30, 2012, we had $216,000 of assets classified as doubtful and this loan was considered impaired. This loan was restructured and is considered a troubled debt restructuring. Based on the appraisal of the commercial property, an additional allowance was not required for the remaining loan.

On the basis of management’s review of its assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2012	2011
	(In thousands)
Substandard	$3,409	$1,785
Doubtful	216	216
Loss	—	—
Special mention	75	530

Total classified and special mention assets	$3,700	$2,531

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At September 30, 2012
Real estate:
One-to four-family owner occupied	—	$—	4	$836	4	$836
One-to four-family non-owner occupied	—	—	16	721	16	721
Home equity(1)	—	—	—	—	—	—
Mobile home	—	—	2	104	2	104
Secured by other properties	—	—	1	216	1	216
Construction and land development	—	—	—	—	—	—
Other loans:
Secured commercial	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	—	$—	23	$1,877	23	$1,877

At September 30, 2011
Real estate:
One- to four-family owner occupied	1	$30	1	$151	2	$181
One-to four-family non-owner occupied	4	378	16	920	20	1,298
Home equity(1)	—	—	1	73	1	73
Mobile home	1	49	2	96	3	145
Secured by other properties	—	—	1	216	1	216
Construction and land development	—	—		0	1
Other loans:
Secured commercial	—	—	—	—	—	—
Commercial leases	—	—	1	1	1	1
Savings	—	—	—	—	—	—

Total	6	$457	22	$1,457	28	$1,914

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Foreclosed Real Estate. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2012 and September 30, 2011, we had $296,000 and $884,000, respectively in foreclosed real estate.

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

The allowance generally consists of specific and general components. The specific component relates to loans that are classified as doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

During February 2012, we charged off the principal balance of a mobile home loan. The loan balance was charged against the mobile home loan reserve account which was established when the loan was originated. The loss on this mobile home was not was not charged against the allowance for loan losses since the reserve account for the mobile home loans was sufficient enough to absorb the loss. The mobile home loan portfolio is evaluated on a quarterly basis to assess the overall collection probability for the mobile home loan portfolio and includes the same evaluation process that it is used for the loans included in the allowance for loan losses. We will continue to monitor the reserve account and modify our allowances for loan losses relative to mobile home loans.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$665	$334
Charge-offs:
Real estate:
One- to four-family owner occupied	55	—
One-to four-family non-owner occupied	175	10
Home equity(1)	18	—
Mobile home	—	—
Secured by other properties	—	114
Construction and land development	—	—

Total real estate loans	248	124

Other loans:
Secured commercial	—	—
Savings	—	—
Total other loans	—	—

Total charge-offs	248	124

Recoveries:
Real estate:
One-to four-family owner occupied	—	—
One-to-four-family non-owner occupied	—	—
Home equity(1)	—	—
Mobile home	—	—
Secured by other properties	—	—
Construction and land development	—	—
Total real estate loans	—	—

Other loans:
Secured commercial	—	—
Savings	—	—
Total other loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	(248)	(124)
Provision for loan losses	200	455

Balance at end of year	$617	$665

Ratios:
Net charge-offs to average loans outstanding	0.45%	0.23%

Allowance for loan losses to non-performing loans at end of period	32.90%	45.67%

Allowance for loan losses to total loans at end of period	1.12%	1.22%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

	At September 30,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to four-family owner occupied	$78	$26,098	47.20%	$52	$24,910	45.74%
One-to four-family non-owner occupied	274	17,855	32.29	382	17,516	32.16
Home equity(1)	7	2,172	3.93	12	1,821	3.34
Mobile home	96	2,069	3.74	53	2,430	4.46
Secured by other properties	30	2,613	4.73	26	1,783	3.27
Construction and land development	80	3,262	5.90	91	4,496	8.25

Total real estate loans	565	54,069	97.79	616	52,956	97.23

Other loans:
Secured commercial	3	1,213	2.75	3	1,496	2.75
Commercial leases	—	—	—	1	6	0.01
Savings	—	10	0.02	—	6	0.01

Total other loans	3	1,223	2.21	4	1,508	2.77

Unallocated	49			45

Total loans	$617	$55,292	100.00%	$665	$54,464	100.00%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Investment Activities

General. We are permitted under federal law to invest in various types of liquid assets, including United States Government obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and collateralized mortgage obligations issued and guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, deposits at the Federal Home Loan Bank of Atlanta, certificates of deposit of federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we may also invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in Federal Home Loan Bank stock.

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

Investment Securities

At September 30, 2012, the held to maturity portfolio, which is carried at amortized cost, totaled $3,637,000, or 4.60% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $7,804,000, or 9.87% of total assets. We also held $3,512,000 in federal funds sold in other institutions, $337,000 in interest-bearing deposits at other banks, $3,532,000 in certificates of deposit in other institutions, and $480,000 in Federal Home Loan Bank Stock of Atlanta at September 30, 2012.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
U.S. Government and federal agency obligations	$1,999	$2,011	$—	$—
State and municipal	1,638	1,793	1,637	1,754

Total securities held to maturity	3,637	3,804	1,637	1,754

Securities available for sale:
Residential mortgage-backed	5,630	5,980	5,834	6,168
Collateralized mortgage obligations	1,832	1,824	—	—

Total securities available for sale	7,462	7,804	5,834	6,168

Total investment securities	$11,099	$11,608	$7,471	$7,922

Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2012, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made to the yields in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
					(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency obligations	$—	—	$999	1.52%	$—	—%	$1,000	3.47%	$1,999	$2,011	2.50%
State and municipal	—	—	343	2.30	775	4.46	520	3.94	1,638	1,793	3.84

Total securities held to maturity	—		1,342	1.72	775	4.46	1,520	3.63	3,637	3,804	3.10

Securities available for sale:
Residential mortgage-backed	—	—	9	2.00	123	4.05	5,498	3.42	5,630	5,980	3.43
Collateralized mortgage obligations	—	—	—	—	—	—	1,832	1.33	1,832	1,824	1.33

Total securities available for sale			9	2.00	123	4.05	7,330	2.90	7,462	7,804	2.92

Total investment securities	—	—	$1,351	1.72%	$898	4.40%	$8,850	3.02%	$11,099	$11,608	2.98%

Deposits and Borrowings

Deposits traditionally have been the primary source of funds for our lending and investment activities. In addition to deposits, we derive funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates, money market conditions and competition. Borrowings may also be used on a short-term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

Deposits. We generate deposits primarily from within our market area. We rely on our competitive pricing and customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Deposit accounts consist of savings accounts, certificates of deposit and NOW accounts.

Total deposits increased to $58,026,000 at September 30, 2012, compared to $50,947,000 at September 30, 2011. Deposits are generated primarily from within our market area.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and deposit growth goals.

At September 30, 2012, we had a total of $37,428,000 in certificates of deposit, of which $23,094,000 or 61.70% had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes we will retain a large portion of these accounts upon maturity.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At September 30,
	2012		2011
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit:
Less than 1.00%	$16,406	28.27%	$3,618	7.10%
1.00% - 1.99%	17,447	30.07	23,607	46.34
2.00% - 2.99%	2,508	4.32	6,259	12.29
3.00% - 3.99%	318	0.55	823	1.62
4.00% - 4.99%	633	1.09	1,415	2.78
5.00% - 5.99%	116	0.20	216	0.42

Total certificate accounts	37,428	64.50	35,938	70.54

Non-interest bearing deposits(1)	780	1.34	626	1.23
Interest bearing deposits	4,356	7.51	3,954	7.76
Savings	15,462	26.65	10,429	20.47

Total transaction accounts	20,598	35.50	15,009	29.46

Total deposits	$58,026	100.00%	$50,947	100.00%

(1)	Includes nondemand escrows.

The following table shows the average balance by each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At September 30,
	2012			2011
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Interest bearing deposits	$4,044	$18	0.45%	$4,038	$29	0.72%
Savings	14,151	97	0.68	9,578	75	0.78
Certificates of deposit	37,400	532	1.42	36,370	719	1.98

Total deposits	$55,595	$647	1.16%	$49,986	$823	1.65%

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2012.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)
Interest Rate:
less than 1.00%	$11,795	$4,291	320	—	$16,406	43.83%
1.00% - 1.99%	9,305	4,292	2,185	1,665	17,447	46.62
2.00% - 2.99%	1,074	36	293	1,105	2,508	6.70
3.00% - 3.99%	171	38	109	—	318	0.85
4.00% - 4.99%	633	—	—	—	633	1.69
5.00% - 5.99%	116	—	—	—	116	0.31

Total	$23,094	$8,657	$2,907	$2,770	$37,428	100.00%

As of September 30, 2012, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $16,264,000. The following table sets forth the maturity of these certificates as of September 30, 2012.

	At September 30, 2012
	(Dollars in thousands)
	Amount	Weighted Average Rate
Three months or less	$2,537	1.23%
Over three months through six months	3,756	1.20
Over six months through one year	2,895	1.21
Over one year	7,076	1.20

Total	$16,264	1.27%

The following table sets forth deposit activities for the periods indicated.

	Years Ended September 30,
	2012	2011
	(In thousands)

Beginning balance	$50,947	$49,971

Net deposits (withdrawals) before interest credited	6,432	153
Interest credited	647	823

Net increase in deposits	7,079	976

Ending balance	$58,026	$50,947

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

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	At or For the Year Ended September 30,
	2012	2011
	(Dollars in thousands)

Average balance outstanding	$9,246	$10,562
Maximum outstanding at any month-end during the period	10,000	11,500
Balance outstanding at the end of the period	8,000	10,000
Average interest rate during the period	2.96%	2.64%
Weighted average interest rate at end of period	3.30%	2.71%

At September 30, 2012, we were permitted to borrow up to an aggregate total of $23,600,000 from the Federal Home Loan Bank of Atlanta. We had $8,000,000 of Federal Home Loan Bank advances outstanding at September 30, 2012. Additionally, we have credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2012 and 2011 under this facility.

Subsidiaries

At September 30, 2012, Fairmount Bancorp, Inc., had one subsidiary, Fairmount Bank.

Personnel

As of September 30, 2012, we had twelve full-time employees and two part-time employees. The employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

Fairmount Bancorp, Inc., is a savings and loan holding company and is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board, as the primary regulator of Fairmount Bancorp. Fairmount Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Fairmount Bank is examined and supervised by the OCC, as the primary regulator of Fairmount Bank, and is subject to examination by the Federal Deposit Insurance Corporation. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance funds and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. Fairmount Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Federal Reserve Board, governing reserves to be maintained against deposits and other matters. The OCC will examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

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

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the OTS, and required Fairmount Bank to be regulated by the OCC (the primary regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies like Fairmount Bancorp, Inc., in addition to bank holding companies which it already regulated. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, apply to savings and loan holding companies. The Dodd-Frank Act also required the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2012 and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadened the base for FDIC insurance assessments. Assessments are now being based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

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

The federal banking agencies have proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed rules contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates for specified provisions. Recently, the federal banking agencies announced that the proposed rules will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed rules, which are summarized below. It is not possible to predict when or in what form final regulations may be adopted.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of “capital” for purpose of calculating those ratios. The proposed new minimum capital level requirements would be: (i) a new minimum common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conversation buffer” of 2.5% above each of the new regulatory minimum capital ratios. The new capital conversation buffer requirement would be phased in beginning in January 2016 until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level fell below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets. The proposed rule utilizes an increased number of credit risk and other exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposure and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories, including:

•

For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to a risk weight between 34% and 200% depending upon the mortgage’s LTV ratio and whether the mortgage is a “category 1” or “category 2” residential mortgage exposure (based on criteria that include the term, seniority of the lien, use of negative amortization, balloon payments and certain rate increases).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

Federal Banking Regulation

Business Activities. As a federal savings association, the Bank may invest in mortgage loans secured by residential real estate without limitation as a percentage of assets, and may invest in non-residential real estate loans up to 400% of capital in the aggregate, commercial business loans up to 20% of assets in the aggregate and consumer loans up to 35% of assets in the aggregate, and in certain types of debt securities and certain other assets. The Bank also may establish subsidiaries that may engage in activities not otherwise permissible for the Bank, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Branching. Federal savings banks are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OCC.

Capital Requirements. OCC regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4.0% leverage ratio (3.0% for savings associations receiving the highest rating on the CAMELS rating system) and an 8.0% risk-based capital ratio.

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

At September 30, 2012, the Bank’s capital exceeded all applicable requirements. See Note 17 to the notes to our consolidated financial statements included elsewhere herein.

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

The OCC and the Federal Reserve Board have established similar criteria for approving an application or notice.

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

To date, the Bank has paid no dividends to the Company.

Liquidity. We maintain sufficient liquidity to ensure safe and sound operation in accordance with federal regulations.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral which generally does not include real estate. As of September 30, 2012 the Bank was in compliance with these limitations. See “ – Lending Activities – Loans to One Borrower.”

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

A savings association that fails the QTL test must either convert to a bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. At September 30, 2012, we maintained approximately 92.35% of our portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the savings association’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Fairmount Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance – insured institutions to publicly disclose their ratings.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by federal regulations by Sections 23A and 23B of the Federal Reserve Act, and by Regulation W promulgated by the Board of Governors of the Federal Reserve Board. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairmount Bank. Fairmount Bancorp, Inc. is an affiliate of Fairmount Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.

Fairmount Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Fairmount Bank’s capital.

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

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the OCC is required and authorized to take supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following five categories based on the savings association’s capital:

•

well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital and is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued under certain statues and regulations, to maintain a specific capital level for any capital measure);

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

Recently proposed rules that would increase regulatory capital requirements would, if adopted, adjust the prompt corrective actions categories accordingly.

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

At September 30, 2012, we met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7.00 to 77.5 basis points based upon the risk category to which it is assigned.

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

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base is assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Company prepaid $217,000 in estimated assessment fees for the fourth quarter of 2009 through 2012. Because the prepaid assessments represent the prepayment of future expense, they do not affect regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. The Bank does not believe it is taking or is subject to any action, condition or violation that could lead to termination of the Bank’s deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2012, the annualized FICO assessment was equal to 66 basis points for each $100 of an institution’s assets less tangible capital.

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

Federal Home Loan Bank System. Fairmount Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2012, we were in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted by us are subject to state usury laws and federal laws concerning interest rates. Our operations are also subject to federal laws applicable to credit transactions, such as the:

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

Holding Company Regulation

General. After completion of the conversion, Fairmount Bancorp, Inc. became a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Fairmount Bancorp, Inc. is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve has enforcement authority over Fairmount Bancorp, Inc. and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Like bank holding companies, federal savings and loan holding companies are now subject to any regulatory capital requirements or to supervision by the Federal Reserve Board.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve Board. Under the Change in Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Permissible Activities. Under present law, the business activities of the Company will be generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including the Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, as is currently permitted for bank holding companies. There is a five-year transaction period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements should apply to savings and loan holding companies. However, the recent proposed rule that would establish such regulatory capital requirements for savings and loan holding companies failed to acknowledge either the grandfather for trust preferred securities or the five-year transition period for application of the capital requirements to savings and loan holding companies. It is therefore uncertain whether the Federal Reserve Board will implement the statutory grandfather and transitional period.

Dividends and Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. Fairmount Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The Company’s common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of Fairmount Bancorp, Inc. is able to sell in the public market, without registration, a limited of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2012 under the requirements of the Sarbanes-Oxley Act. We have prepared and will prepare policies, procedures and systems designed to ensure compliance with these regulations.

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

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2012, we had no minimum tax credit carry forward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2012, we had a net operating loss carryforward for income tax purposes from the Fullerton acquisition in the amount of $420,000. Approximately $42,000 of the carryforward was used to offset current year income with the remainder of $378,000 being carried forward to offset potential future income.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our operations from our offices located at 8216 Philadelphia Road, Baltimore, Maryland 21237 and at 7527 Belair Road, Baltimore, Maryland, 21236 (the former office of Fullerton). The net book value of the premises, land and equipment at 8216 Philadelphia Road was $2,519,000 at September 30, 2012. The net book value of the premises at 7527 Belair Road was $556,000. The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.

We also own a property contiguous our home office that may be used for expansion and/or developed and sold. At September 30, 2012, the book value of this property was $162,000.

Item 3. Legal Proceedings

We are not presently involved in legal proceedings of a material nature. Occasionally, we are a party to legal proceedings incidental to our business to enforce security interest in collateral pledged to secure loans made by us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market, Holder and Dividend Information. Fairmount Bancorp, Inc.’s common stock is quoted on the OTC Bulletin Board under the symbol “FMTB”. The common stock commenced trading on June 3, 2010. As of September 30, 2012, there were 477,514 shares of common stock outstanding. As of December 21, 2012, there were 469,714 shares of common stock outstanding. At that date, the Company had approximately 108 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or street name accounts through brokers.

The quarterly high and low sales price of the Company’s common stock for the past two fiscal years is presented in the table below. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

Fiscal Year 2012:	High Bid	Low Bid	Close
September 30, 2012	$17.00	$17.00	$17.00
June 30, 2012	14.42	14.42	14.42
March 31, 2012	16.04	15.20	15.20
December 31, 2011	14.10	14.10	14.10

Fiscal Year 2011:
September 30, 2011	$17.00	$16.50	$16.50
June 30, 2011	18.00	15.75	17.00
March 31, 2011	20.00	15.00	16.00
December 31, 2010	20.00	15.00	20.00

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

Dividend payments by the Company are dependent primarily on dividends it receives from Fairmount Bank, because the Company will have no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company, and interest payments with respect to the Company’s loan to the ESOP. Federal law imposes limitations on dividends by Federal stock savings banks. See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions.”

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of September 30, 2012 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which securities of the registrant are authorized for issuance.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	52,864	$14.10	9,300
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	52,864	$14.10	9,300

(1)	Reflects weighted average price of stock options only

(e)	Stock repurchases. On September 7, 2012, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. On October 4, 2012, the Board of Directors approved an increase in its current stock repurchase program from 25,000 to 40,000 shares, which is equal to approximately 8% of the total shares outstanding. The repurchase program began on September 10, 2012 and will occur over a period of six months. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1–30, 2012	22,800	$17.07	22,800	17,200

Item 6. Selected Financial Data

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 48 of this annual report.

	At September 30,
	2012	2011
	(In thousands)
Selected Financial Conditional Data:

Total assets	$79,044	$72,787
Cash and cash equivalents	514	619
Federal funds sold and interest-bearing deposits in other banks	3,849	5,571
Certificates of deposit	3,532	—
Investment securities	11,441	7,805
Federal Home Loan Bank stock	480	604
Loans receivable, net	54,650	53,758
Deposits	58,026	50,947
Borrowed funds	8,000	10,000
Equity	12,855	11,477

	For the Years Ended September 30,
	2012	2011
	(In thousands)
Selected Operating Data:

Interest and dividend income	$3,714	$3,764
Interest expense	920	1,101

Net interest income	2,794	2,663
Provision for loan losses	200	455

Net interest income after provision for loan losses	2,594	2,208
Non-interest income	91	226
Non-interest expense	2,245	1,671

Income before income taxes	440	763
Provision for income taxes	114	274

Income before extraordinary gain	326	489

Extraordinary item, gain on business combination	1,022	—

Net income	$1,348	$489

	At or for the Years Ended September 30,
	2012	2011

Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average total assets)(1)	1.70%	0.67%
Return on equity (ratio of net income to average equity)(1)	10.12%	4.40%
Interest rate spread(2)	3.64%	3.69%
Net interest margin(3)	3.81%	3.89%
Efficiency ratio(4)	77.80%	57.85%
Non-interest expense to average total assets	2.84%	2.31%
Average interest-earning assets to average interest-bearing liabilities	113.15%	112.92%
Loans to deposits	94.18%	105.52%

Asset Quality Ratios:
Non-performing assets to total assets(5)	2.75%	3.22%
Non-performing loans to total loans	3.39%	2.67%
Allowance for loan losses to non-performing loans	32.90%	45.67%
Allowance for loan losses to total loans	1.12%	1.22%
Net chargeoffs as a percentage of average loans outstanding	0.45%	0.23%

Capital Ratios:
Average equity to average assets	16.56%	15.11%
Equity to total assets at end of period	16.26%	15.77%
Total capital to risk-weighted assets	27.33%	24.75%
Tier 1 capital to risk-weighted assets	26.07%	23.50%
Tier 1 capital to average assets	13.74%	13.12%

Per Share Data(6):
Net income, basic(1)	$2.86	$1.18
Net income, dilutive(1)	$2.82	$1.18
Book value	$26.92	$25.85
Market price	$17.00	$16.50
Average shares outstanding	472,278	415,083

Other Data:
Number of full service offices	2	1
Number of employees	14	12

(1)	Net income includes extraordinary item, gain on business combination
(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Non-performing assets consist of non-performing loans and real estate owned.
(6)	Book value per share is calculated using the number of shares of common stock outstanding of 477,514 and 444,038 as of September 30, 2012 and 2011, respectively.

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

Our results of operations are significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially affect our financial condition and results of operations.

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

Business Strategy

Highlights of our business strategy are as follows:

•

Growing and Diversifying our Loan Portfolio. We will pursue loan portfolio diversification with an emphasis on credit risk management to increase our origination of loans that provide higher returns. These loans provide higher returns than loans secured by one-to four-family residential real estate. These loans are generally originated with rates that are fixed for seven years or less or adjust periodically, which assists us in managing our interest rate risk. We also intend to increase our origination of commercial real estate and construction loans when market conditions improve.

•

Continuing to Emphasize Residential Real Estate Lending. Historically, we have emphasized one-to four-family, fixed-rate residential lending within our market area. As of September 30, 2012, $43,953,000, or 79.49%, of our total loan portfolio consisted of one-to four-family residential mortgage loans. During the year ended September 30, 2012, we originated $3,098,000 of one-to four-family residential mortgage loans and $420,000 of one-to four-family non-owner occupied loans. In addition, to a lesser extent, we originate construction/permanent loans and second mortgage loans.

•

Continuing to Maintain Strong Asset Quality Through Conservative Underwriting Standards. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to maintain favorable asset quality reflected primarily by a low level of nonperforming assets, low charge-offs and adequacy of loan loss reserves. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At September 30, 2012, $2,173,000, or 2.75% of our total assets, was nonperforming. Although we intend to diversify our lending activities into commercial real estate loans, construction loans and consumer loans, we intend to maintain our conservative approach to underwriting loans. We do not offer, and do not intend to offer, “interest only,” “Option ARM,” “sub-prime” or Alt-A” loans, nor does it hold any securities backed by these mortgages. Total net charge-offs for the year ended September 30, 2012, were $248,000, or 0.45%, of average loans outstanding.

•

Building Lower Cost Deposits. We currently offer NOW accounts, savings accounts and certificates of deposit. At September 30, 2012, certificates of deposit represented 64.50% of our total deposits. We intend to introduce new commercial checking accounts and focus on growing transaction deposit accounts. Checking accounts, NOW accounts and savings accounts are generally lower-cost sources of funds than certificate of deposits and are less sensitive to withdrawal when interest rates fluctuate. As we grow our commercial loan portfolio, we expect to attract core deposits from our new commercial loan customers. We also expect additional core deposits from internet banking, which was implemented during fiscal year 2012.

•

Maintaining a Strong Capital Position Through Disciplined Growth and Earnings. Our policy has always been to protect the safety and soundness of the institution through conservative risk management, sound operations and a strong capital position. We have consistently maintained capital in excess of regulatory requirements. Our equity to total assets ratio was 16.26% at September 30, 2012.

•

Offering New and Better Products and Services. We intend to utilize technology to increase productivity and provide new and better products and services We implemented our internet banking service in fiscal year 2012 and we expect to begin offering debit cards in early 2013. We expect that these new products and services will help to maintain and increase our deposit base, will attract business and retail customers and will increase productivity. We will analyze the profitability of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•

Expanding Our Branch Network. We intend to evaluate and pursue opportunities to expand our franchise in our market area through the enhanced presence in the community provided by our new office facility and by opening additional banking offices and, possibly, through acquisitions of other financial institutions and banking related businesses. Other than the acquisition of Fullerton which occurred in October 2011, we have no current arrangements to acquire other financial institutions.

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

Total assets increased by $6,257,000, or 8.60%, to $79,044,000 at September 30, 2012, from $72,787,000 at September 30, 2011. The increase was primarily the result of the acquisition of Fullerton in October 2011. A total of $8,544,000 in assets were acquired in the transaction.

Cash and cash equivalents decreased by $1,826,000, or 29.50%, to $4,363,000 at September 30, 2012, from $6,189,000 at September 30, 2011. This decrease was primarily the result of decreases in interest-bearing deposits in other banks and decreases in federal funds sold.

Certificates of deposit increased by $3,532,000 at September 30, 2012. The increase was due to the investment of available liquidity in FDIC insured certificates of deposits with maturities greater than one year.

Investment securities increased by $3,636,000, or 46.59%, to $11,441,000 at September 30, 2012, from $7,805,000 at September 30, 2011. The increase was the result of $7,478,000 in purchases offset by $4,531,000 in maturities, payments and calls.

Total net loans increased from $53,758,000 at September 30, 2011, to $54,650,000 at September 30, 2012. This represented an increase of $892,000, or 1.66%. The change was primarily attributable to loans added of $2,415,000 in association with the Fullerton acquisition and an increase in secured by other properties loans of $830,000 or 46.53%, offset by decreases of $1,234,000, or 27.44%, in construction and land development loans and decreases of $888,000, or 2.09%, in one-to four-family residential first mortgage loans. For related party loan information see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Foreclosed real estate, which is described below, decreased by $588,000 from $884,000 at September 30, 2011 to $296,000 at September 30, 2012:

•

One commercial borrower with one loan secured by five residential condominium units in Ocean City, Maryland and one commercial business property in Anne Arundel County with an outstanding balance of $770,000. This relationship is the result of a loan participation whereby we purchased 35% of the loan from the lead lender. On May 23, 2011, along with the lead lender, we took a deed in lieu of foreclosure on the five condominium units and have hired a management company to maintain the properties and collect the rents. During the current fiscal year we sold four condominium units and recorded a loss on the transactions of $18,000. We also recorded a write down in the valuation of the remaining unit of $14,000 and recorded its fair value of $79,000 as of September 30, 2012. We believe we adequately recorded the fair value of the remaining unit to enable recovery through the liquidation of the property and avoid future additional losses on this property. We have a remaining loan balance of $216,000 with the commercial borrower secured by the commercial business property. This loan was restructured and is considered a troubled debt restructuring. Based on the appraisal of the commercial property, an additional allowance was not required for the remaining loan.

•

One commercial borrower with one loan secured by seven single family land lots ranging in size from one acre to twenty two acres, in Talbot County. This relationship is the result of a participation whereby we purchased 35% of the loan from the lead lender. On May 13, 2011, along with the lead lender, we purchased the lots at a foreclosure sale. We originally recorded foreclosed real estate in the amount of $390,000 relating to the seven single-family land lots. Based on a recent appraisal, we recorded a write down in the valuation of the property of $190,000 and recorded its fair value of $200,000 as of September 30, 2012. We believe we adequately recorded the fair value of the foreclosed asset to enable recovery through the liquidation of the properties.

Total liabilities at September 30, 2012 were $66,189,000, an increase of $4,879,000, or 7.96%, from $61,310,000 at September 30, 2011. The increase was primarily attributable to deposits added of $7,333,000 in association with the Fullerton acquisition offset by repayments of $2,000,000 in Federal Home Loan Bank overnight advances.

Deposits increased to $58,026,000 at September 30, 2012, from $50,947,000 at September 30, 2012. This represented an increase of $7,079,000, or 13.89%. The increases were primarily the result of increases in savings deposits of $5,033,000, or 48.26%, and increases in certificates of deposit of $1,490,000, or 4.15%. For related party deposit information see Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Borrowed funds, which were exclusively Federal Home Loan Bank advances decreased to $8,000,000 at September 30, 2012 from $10,000,000 at September 30, 2011. This represented a decrease of $2,000,000, or 20.00%. At September 30, 2012, the weighted average rate of the advances was 3.30%. The balance of borrowed funds fluctuates depending on, among other things, our ability to attract deposits, the relative pricing of advances compared to deposits, and its liquidity needs.

Stockholders’ equity was $12,855,000, or 16.26%, of total assets at September 30, 2012, compared to $11,477,000, or 15.77%, of total assets at September 30, 2011. The primary reason for the $1,378,000, or 12.01%, increase in equity was the $1,022,000 extraordinary gain recorded as the result of the Fullerton acquisition. Also in October 2011, the Company completed a stock offering related to the Fullerton conversion merger in which 56,276 shares of the Company’s common stock were issued and sold at a price of $14.10 per share, resulting in net proceeds of approximately $452,000. In September 2012, the Company instituted a stock repurchase program which resulted in a decrease of $389,000 in stockholders’ equity due to the repurchase of 22,800 shares of common stock. Several other factors also contributed to the changes in stockholders’ equity including net income before extraordinary gain of $326,000 for the year ended September 30, 2012, offset by deductions for ESOP shares of $63,000 and RRP shares of $37,000, a release of shares for the ESOP of $59,000 as well as an increase of $8,000 in other comprehensive income related to the interest rate fluctuations on the Company’s available for sale securities portfolio.

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

Overview. Net income increased by $859,000 to $1,348,000 for the year ended September 30, 2012, from $489,000 for the year ended September 30, 2011. This increase in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income increased $131,000, or 4.92%, to $2,794,000 for the year ended September 30, 2012, from $2,663,000 for the year ended September 30, 2011. Provision for loan and lease losses decreased by $255,000, or 56.04%, to $200,000 for the year ended September 30, 2012, from $455,000 for the year ended September 30, 2011. Non-interest income decreased by $135,000, or 59.73%, from $226,000 for the year ended September 30, 2011, to $91,000 for the year ended September 30, 2012. Non-interest expenses increased by $574,000, or 34.35%, from $1,671,000 for the year ended September 30, 2011, to $2,245,000 for the year ended September 30, 2012. Income taxes decreased $160,000, or 58.39%, from $274,000 for the year ended September 30, 2011 to $114,000 for the year ended September 30, 2012.

Net Interest Income. Net interest income increased by $131,000, or 4.92%, to $2,794,000 for the year ended September 30, 2012, from $2,663,000 for the year ended September 30, 2011. The increase primarily resulted from the combined effects of a decrease of $50,000, or 1.33%, in interest and dividend income to $3,714,000 for the year ended September 30, 2012, from $3,764,000 in the year ended September 30, 2011, and a decrease of $181,000 in interest expense to $920,000 for the year ended September 30, 2012, from $1,101,000 for the year ended September 30, 2011. The increase in interest and dividend income was due to a combination of a $4,995,000 increase in the average balance of interest earning assets from September 30, 2011, to September 30, 2012, offset by a decrease in the average rates earned on interest-bearing assets from 5.51% at September 30, 2011 to 5.06% at September 30, 2012. Interest expense decreased due to a combination of a decrease in the average rates paid on deposits and borrowings to 1.42% at September 30, 2012, from 1.82% at September 30, 2011, offset by an increase in interest-bearing liabilities of $4,293,000 from September 30, 2011 to September 30, 2012.

For the year ended September 30, 2012, the average yield on interest-earning assets was 5.06%, compared to 5.51% for the year ended September 30, 2011. The average cost of interest-bearing liabilities was 1.42% for the year ended September 30, 2012, compared to 1.82% for the year ended September 30, 2011. The average balance of interest-earnings assets increased by $4,995,000, or 7.31%, to $73,365,000 for the year ended September 30, 2012, compared to $68,370,000 for the year ended September 30, 2011. The average balance of interest-bearing liabilities increased by $4,293,000, or 7.09%, to $64,841,000 for the year ended September 30, 2012, from $60,548,000 for the year ended September 30, 2011.

The average interest rate spread was 3.64% for the year ended September 30, 2012, compared to 3.69% for the year ended September 30, 2011. The average net interest margin was 3.81% for the year ended September 30, 2012, compared to 3.89% for the year ended September 30, 2011.

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

The provision for loan and lease losses decreased $255,000, or 56.04%, to $200,000 for the year ended September 30, 2012, from $455,000 for the year ended September 30, 2011. The decrease in the provision for loan and lease losses was due to a lower level of specific reserves during fiscal year 2012 as a result of our having fewer non-performing loans for which a provision had not already been taken. The Company recorded net charge-offs of $248,000 and $124,000 for the years ended September 30, 2012 and September 30, 2011, respectively.

Non-Interest Income. Non-interest income was $91,000 for the year ended September 30, 2012, which was a decrease of $135,000, or 59.73%, from $226,000 for the year ended September 30, 2011. The primary reason for the decrease was that the Company sold its previous headquarters location and recorded a gain of $127,000 on the sale during fiscal year 2011. Service charges and fees decreased by $21,000, or 23.86% from $88,000 for the year ended September 30, 2011, to $67,000 for the year ended September 30, 2012. This decrease in service fees and charges was primarily due to a decrease in loan settlements during the fiscal year.

Non-Interest Expense. Non-interest expense increased by $574,000, or 34.35% to $2,245,000 for the year ended September 30, 2012, from $1,671,000 for the year ended September 30, 2011. The largest increases occurred in salaries, fees and employment expenses, professional fees and provision for losses and costs on real estate acquired through foreclosure. Salaries fees and employment expense increased $87,000, or 8.69%, from $1,001,000 for the year ended September 30, 2011 to $1,088,000 for the year ended September 30, 2012. The increase in salaries, fees and employment expenses can be attributed to the additional personnel associated with the Fullerton acquisition that occurred in October 2011. Professional fees increased from $134,000 for the year ended September 30, 2011, to $284,000 for the year ended September 30, 2012. This increase of $150,000, or 111.94%, was the result of several factors including a consulting agreement with a former Fullerton employee and the increased reporting requirements associated with the Company’s public company status. The Company recorded an expense of $252,000 related to losses and costs on real estate acquired through foreclosure. The expense of $252,000 included a write down in the fair value of foreclosed real estate of $222,000 and losses on the sale of foreclosed real estate of $18,000. The Company also experienced increases in premises and equipment of $24,000, or 13.95%, data processing of $34,000, or 42.50%, and other operating expenses of $18,000 or 14.75%. The increase in each category can be attributed to the Fullerton acquisition and the additional expenses associated with an additional bank branch.

Income Taxes. The provision for income taxes decreased $160,000, or 58.39%, to $114,000 for the year ended September 30, 2012, from $274,000 for the year ended September 30, 2011. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes and extraordinary gain of $323,000, or 42.33%, from $763,000 for the year ended September 30, 2011 to $440,000 for the year ended September 30, 2012. As of September 30, 2012, the Company had net operating loss carryforwards of $420,000 associated with the acquisition of Fullerton. The Company utilized approximately $42,000 in net loss carryforwards to offset current year taxable income. The remaining net loss carryforwards of approximately $378,000, which begin to expire in 2031, may be used to offset future income taxes payable. The Company however may be subject to alternative minimum tax and the realization of the net loss carryforwards is dependent on future taxable income and may be subject to limits under IRC Section 382.

Extraordinary Item. The Company recognized $1,022,000 of extraordinary income during the year ended September 30, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the years ended September 30, 2012 and 2011, consisted of net income and the change in unrealized gains on investment securities available for sale, net of tax. Total comprehensive income was $1,356,000 and $556,000 for the years ended September 30, 2012 and 2011, respectively. The increase in total comprehensive income resulted from an increase of $859,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $59,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

	Years Ended,
	September 30, 2012			September 30, 2011
	Average Outstanding Balance	Interest Income Expense	Yield/ Rate	Average Outstanding Balance	Interest Income Expense	Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Loans	$54,468	$3,319	6.09%	$54,542	$3,381	6.20%
Federal funds sold and interest- bearing deposits in other banks	5,171	5	0.09	3,760	25	0.67
Certificates of deposit	2,493	41	1.63	—	—	—
Investment securities	10,661	342	3.21	9,460	354	3.74
Federal Home Loan Bank Stock	572	7	1.31	608	4	0.68

Total interest earning assets	$73,365	$3,714	5.06%	$68,370	$3,764	5.51%

Non interest earning assets	6,051			4,282

Total assets	$79,416			$72,652

Interest bearing liabilities
Interest bearing deposits	$4,044	$18	0.45%	$4,038	$29	0.72%
Savings deposits	14,151	97	0.68	9,578	75	0.78
Certificates of deposit	37,400	532	1.42	36,370	719	1.98
Borrowed funds	9,246	273	2.96	10,562	278	2.64

Total interest bearing liabilities	$64,841	$920	1.42%	$60,548	$1,101	1.82%

Non-interest bearing liabilities	1,247			1,007

Total liabilities	$66,088			$61,555

Stockholders’ equity	13,328			11,097

Total liabilities and stockholders’ equity	$79,416			$72,652

Net interest income(3)		$2,794			$2,663

Net interest rate spread			3.64%			3.69%
Net interest earning assets	$8,524			$7,822

Net interest margin(4)			3.81%			3.89%

Average of interest earning assets to interest bearing liabilities			113.15%			112.92%

(1)	Average loan balances include nonaccrual loans. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Yields are based on historical costs. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(3)	Yields are based on the historical cost balances of the related assets and do not give effect to changes in fair value that are included as a component of equity. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(4)	Equals net interest income divided by average earning assets.

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

	Years Ended September 30, 2012 vs. 2011			Years Ended September 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$(5)	$(57)	$(62)	$202	$(182)	$20
Federal funds sold and interest- bearing deposits in other banks	3	(1)	2	(2)	(1)	(3)
Certificates of deposit	10	—	10	9	—	9
Investment securities	42	(53)	(11)	85	(44)	41
Federal Home Loan Bank stock	—	4	4	—	2	2

Total interest-earning assets	$50	$(107)	$(57)	$294	$(225)	$69

Interest-bearing liabilities:

Interest-bearing deposits	$—	$(11)	$(11)	$—	$(12)	$(12)
Saving deposits	33	(12)	21	1	(27)	(26)
Certificates of deposit	18	(204)	(186)	44	(234)	(190)
Borrowed funds	(37)	31	(6)	(7)	5	(2)

Total interest bearing liabilities	$14	$(196)	$(182)	$38	$(268)	$(230)

Change in net interest income	$36	$89	$125	$256	$43	$299

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

We have emphasized the origination of fixed-rate mortgage loans in our portfolio in order to maximize our net interest income and control credit risk. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain relatively high levels of short-term liquid assets. At September 30, 2012, our short-term liquid assets totaled $4,363,000.

•	We lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and the use of Federal Home Loan Bank advances;

•	We invest in shorter to medium-term securities and in securities with step-up rate features providing for increased interest rates prior to maturity according to a predetermined schedule; and

•	We maintain high levels of capital.

In the future, we intend to take additional steps to reduce interest rate risk, including originating construction loans and lines of credit and selling a portion of the one-to four-family non-owner occupied investor loans we originate.

Interest Rate Risk Analysis. We analyze our sensitivity to changes in interest rates through our net interest income simulation model and our economic value of equity model, which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate our net interest income for a one-year period based on current interest rates. We then calculate the net interest income for the same period under different interest rate assumptions. We also estimate the impact over a two-year time horizon. The analysis of our economic value of equity measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates.

These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income and economic value of equity. Although the table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and our economic value of equity and will differ from actual results.

The following tables show the estimated impact on our net interest income for the one-year period beginning September 30, 2012 and changes in our economic value of equity at September 30, 2012 that would occur in the event of an immediate change in interest rates as described above, with no effect given to any steps that we might take to counteract that change

Change in Interest Rates (basis points)	Net Interest Income Year One Forecast	% Change Year One from Level	Economic Value of Equity	% Change in Equity from Level
	(dollars in thousands)
+400 bp	$2,871	3.66%	$8,179	(32.06)%
+300 bp	2,854	3.06	9,019	(25.09)
+200 bp	2,870	3.62	10,182	(15.42)
+100 bp	2,835	2.35	11,269	(6.40)
Level	2,770	—	12,039	—
-100 bp	2,731	(1.39)	12,821	6.50
-200 bp	2,674	(3.45)	13,715	13.92

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. We believe that it has enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2012.

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

Our most liquid assets are cash and cash equivalents and certificates of deposit. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $4,363,000. Certificates of deposit and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3,532,000 and $7,804,000, respectively at September 30, 2012.

At September 30, 2012, we had $851,000 in mortgage loan commitments outstanding. In addition, at that date, we had unfunded commitments under lines of credit, including letters of credit of $4,130,000. Certificates of deposit due within one year of September 30, 2012 totaled $23,094,000, or 39.80%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pays on the certificates of deposit due on or before September 30, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank’s primary investing activity is loan origination. In the years ended September 30, 2012 and 2011, the Bank originated $5,265,000 and $8,857,000 in loans, respectively. The Company purchased $3,434,000 in certificates of deposit during the fiscal year ending September 30, 2012. Also during the years ended September 30, 2012 and 2011, the Bank purchased $7,478,000 and $2,389,000 of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net increase in total deposits of $7,079,000 for the year ended September 30, 2012. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all regulatory capital requirements and we were considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation – Federal Banking Regulation – Capital Requirements” and Note 16 of the Notes to the Consolidated Financial Statements.

We have the capacity to borrow up to $23,600,000 with the Federal Home Loan Bank of Atlanta. Our outstanding borrowings with the Federal Home Loan Bank of Atlanta at September 30, 2012 were $8,000,000. We also have a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at September 30, 2012, under this facility.

On September 7, 2012, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 25,000 shares of its common stock, or approximately 5% of the current outstanding shares. On October 4, 2012, the Company announced that the Board of Directors approved an increase in its current stock repurchase program to 40,000 shares, or approximately 8% of the current outstanding shares. As of September 30, 2012, the Company had repurchased 22,800 shares of common stock.

The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

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

In September 2011, the FASB issued ASU 2011-08, “Intangible-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.” The amendments in this ASU permit an entity to first access qualitative factors related to goodwill to determine whether it is more likely that not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more that 50 percent. Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

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

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” The amendments in this ASU clarify the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. In addition, the amendments should resolve current diversity in practice on the subsequent measurement of these types of indemnification assets. The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company does not expect the adoption of ASU 2012-06 to have a material impact on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fairmount Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Fairmount Bancorp, Inc. and its wholly-owned subsidiary (Fairmount Bank) as of September 30, 2012 and 2011, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period then ended. Fairmount Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Bancorp, Inc. and its wholly-owned subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania

December 21, 2012

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2012 and September 30, 2011

	September 30, 2012	September 30, 2011
Assets
Cash and due from banks	$513,787	$618,683
Interest-bearing deposits in other banks	337,379	1,417,777
Federal funds sold	3,512,020	4,152,566

Cash and cash equivalents	4,363,186	6,189,026

Certificates of deposit	3,531,991	—
Securities available for sale, at fair value	7,803,575	6,168,351
Securities held to maturity, at amortized cost	3,636,972	1,636,563
Federal Home Loan Bank stock, at cost	479,700	604,200
Loans, net of allowances for loan and lease losses of $617,474 at September 30, 2012 and $665,289 at September 30, 2011	54,650,111	53,758,286
Accrued interest receivable	290,304	246,588
Premises and equipment, net	3,236,995	2,775,306
Foreclosed real estate	295,750	884,000
Cash surrender value of life insurance	70,736	68,809
Deferred income tax assets	211,099	110,415
Prepaid expenses and other assets	473,334	345,295

Total assets	$79,043,753	$72,786,839

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$780,336	$626,354
Interest-bearing deposits	4,355,762	3,953,516
Savings deposits	15,461,977	10,429,075
Certificates of deposit	37,427,659	35,938,465

Total deposits	58,025,734	50,947,410

Federal Home Loan Bank advances	8,000,000	10,000,000
Accrued interest payable	42,962	42,448
Deferred compensation liability	8,170	15,950
Accounts payable and other liabilities	111,697	303,694

Total liabilities	66,188,563	61,309,502

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 477,514 and 444,038 shares outstanding at September 30, 2012 and 2011, respectively	5,003	4,440
Additional paid in capital	3,854,869	3,774,574
Unearned common stock held by:
Employee Stock Ownership Plan	(251,607)	(230,000)
Recognition and Retention Plan	(37,168)	—
Retained earnings	9,077,164	7,728,798
Accumulated other comprehensive income	206,929	199,525

Total stockholders’ equity	12,855,190	11,477,337

Total liabilities and stockholders’ equity	$79,043,753	$72,786,839

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended September 30, 2012 and 2011

	2012	2011
Interest and dividend income:
Interest on loans	$3,319,533	$3,381,134
Interest and dividends on investments	394,831	383,000

Total interest income	3,714,364	3,764,134

Interest expense:
Interest on deposits	646,636	822,882
Interest on borrowings	273,451	278,687

Total interest expense	920,087	1,101,569

Net interest income	2,794,277	2,662,565

Provision for loan and lease losses	200,000	200,000

Net interest income after provision for loan and lease losses	2,594,277	2,207,565

Non-interest income:
Service fees on deposit accounts	4,957	5,574
Other service charges, commissions and fees	67,613	88,514
Gain on sale of assets	4,737	125,815
Other non-interest income	14,330	6,665

Total non-interest income	91,637	226,568

Non-interest expense:
Salaries, fees and employment	1,088,001	1,001,297
Premises and equipment	196,358	172,393
Professional fees	283,632	133,880
Data processing	114,336	79,806
FDIC premiums and regulatory assessments	97,089	104,705
Insurance and bond premiums	37,962	26,187
Stationery, printing and supplies	35,704	30,712
Provision for losses and costs on real estate acquired through foreclosure	251,630	—
Other operating expenses	140,483	122,296

Total non-interest expense	2,245,195	1,671,276

Income before income taxes	440,719	762,857

Income taxes	114,427	196,297

Income before extraordinary item	326,292	488,809

Extraordinary item, gain on business combination	1,022,074	—

Net income	$1,348,366	$488,809

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.69	$1.18
Extraordinary item, gain on business combination, basic	2.17	—

Net income, basic	$2.86	$1.18

Basic weighted average shares outstanding	472,278	415,083

Net income before extraordinary item, dilutive	$0.68	$1.18
Extraordinary item, gain on business combination, dilutive	2.14	—

Net income, dilutive	$2.82	$1.18

Dilutive weighted average shares outstanding	478,719	415,083

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended September 30, 2012 and 2011

	2012	2011

Net income	$1,348,366	$488,809

Other comprehensive income, net of tax:

Change in fair value of securities available for sale	4,789	66,635

Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale	2,615	320

Total other comprehensive income (loss), net of tax, $506 and $43,093, for the years ended September 30, 2012 and 2011, respectively	7,404	66,955

Comprehensive income	$1,355,770	$555,764

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, September 30, 2010	$4,440	$3,744,182	$(289,710)	$—	$7,239,989	$132,570	$10,831,471

Net income	—	—	—	—	488,809	—	488,809

Other comprehensive income	—	—	—	—	—	66,955	66,955

ESOP shares released for allocation	—	30,392	59,710	—	—	—	90,102

Balance, September 30, 2011	$4,440	$3,774,574	$(230,000)	$—	$7,728,798	$199,525	$11,477,337

Net income	—	—	—	—	1,348,366	—	1,348,366

Other comprehensive income	—	—	—	—	—	7,404	7,404

Issuance of common stock	563	451,656	—	—		—	452,219

Acquisition of unearned ESOP shares	—	—	(63,478)	—	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	(37,168)	—	—	(37,168)

Repurchase of common stock	—	(389,240)	—	—	—	—	(389,240)

ESOP shares released for allocation	—	17,879	41,871	—	—	—	59,750

Balance, September 30, 2012	$5,003	$3,854,869	$(251,607)	$(37,168)	$9,077,164	$206,929	$12,855,190

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2012 and 2011

	For the Year Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,348,366	$488,809
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	(1,022,074)	—
Depreciation and amortization	123,727	113,199
Amortization and accretion of securities	53,932	24,997
Provision for loan and lease losses	200,000	455,000
Provision for loss on real estate acquired through foreclosure	222,000	—
Loss on sale of real estate acquired through foreclosure	18,404	—
Other (gains) and losses, net	(4,738)	(125,815)
Deferred income taxes	(105,508)	(172,102)
(Increase) decrease in accrued interest receivable	(43,716)	25,083
(Increase) decrease in cash surrender value of life insurance	(1,927)	(1,927)
(Increase) decrease in prepaid expenses and other assets	46,540	32,224
Increase (decrease) in accrued interest payable	514	(219)
Increase (decrease) in accounts payable and other liabilities	(269,424)	238,157
Employee Stock Ownership Plan expense	59,750	90,102

Net cash provided (used) by operating activities	625,846	1,167,508

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	4,113,398	—
Proceeds from sales of available for sale securities	189,692	—
Proceeds from maturities, payments and calls of available for sale securities	1,841,381	957,545
Proceeds from maturities, payments and calls of held to maturity securities	2,500,000	3,000,000
Purchases of available for sale securities	(2,979,375)	(1,522,222)
Purchases of held to maturity securities	(4,499,000)	(866,383)
(Purchases) maturities of certificates of deposit	(3,433,991)	—
(Purchases) redemptions of Federal Home Loan Bank stock	139,800	(25,600)
Net (increase) decrease in loans	1,322,887	(1,668,999)
Proceeds from disposal of foreclosed real estate	347,846	17,514
Proceeds from disposal of premises and equipment	342,325	204,020
Purchases of premises and equipment	(36,396)	(893,329)

Net cash provided (used) by investing activities	(151,433)	(797,454)

Cash flows from financing activities:
Net increase (decrease) in deposits	(254,806)	976,871
Net increase (decrease) in borrowings	(2,000,000)	—
Payments on accrued deferred compensation obligation	(7,780)	(7,410)
Proceeds from issuance of common stock	351,573	—
Repurchase of common stock	(389,240)	—

Net cash provided (used) by financing activities	(2,300,253)	969,461

Net increase (decrease) in cash and cash equivalents	(1,825,840)	1,339,515

Cash and cash equivalents, beginning balance	6,189,026	4,849,511

Cash and cash equivalents, ending balance	$4,363,186	$6,189,026

Supplemental disclosure of cash flows information:
Cash paid for interest	$919,573	$1,101,788
Cash paid for income taxes	637,084	200,760

Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $506 and $43,093, respectively	$7,404	$66,955
Foreclosed assets acquired in settlement of loans	—	866,514

On October 13, 2011, the Company loaned $63,478 to the ESOP which was used to acquire 4,502 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

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

Fairmount Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its home Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit, and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

Principles of Consolidation

The consolidated financial statements include the accounts of Fairmount Bancorp, Inc., its wholly owned subsidiary Fairmount Bank. Material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest-bearing deposits in other banks, certificates of deposit less than one year and federal funds sold.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2012 and 2011, the Company owned shares totaling $479,700 and $604,200, respectively.

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

Common Stock Repurchase Program

The Company adopted a common stock repurchase program in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensations plans and for general corporate purposes. Under this plan, the Company approved the repurchase of a specific amount of shares and will extend over a period of six months beginning September 10, 2012.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended September 30, 2012 and 2011, advertising expense was $13,687 and $10,098 respectively.

Concentrations of Credit Risk

The Company has approximately $3,512,000 and $4,150,000, in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), as of September 30, 2012 and September 30, 2011, respectively. The Company’s management considers this a normal business risk. The Company also maintains accounts with stock brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation. The Company was required to maintain a $100,000 minimum balance in a deposit account with Maryland Financial as of September 30, 2012 and 2011, in relation to a sweep account.

Most of the Company’s activities are with customers in the Maryland counties of Baltimore and Harford and portions of the City of Baltimore. Notes 1, 4, and 5 discuss the types of activities and lending the Company engages in. The Bank does not have any significant concentrations in any one industry or customer.

Subsequent Events

The company has evaluated events and transactions subsequent to September 30, 2012 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2012 and 2011, are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Residential Mortgage-Backed Securities	$5,629,774	$349,909	$—	$5,979,683
Collateralized Mortgage Obligations	1,832,052	538	(8,698)	1,823,892

Total securities available for sale	$7,461,826	$350,447	$(8,698)	$7,803,575

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,145	$11,784	$—	$2,010,929
State and Municipal Securities	1,637,827	155,142	—	1,792,969

Total securities held to maturity	$3,636,972	$166,926	$—	$3,803,898

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale
Residential Mortgage-Backed Securities	$5,834,512	$333,389	$—	$6,168,351

Securities Held to Maturity
State and Municipal Securities	$1,636,563	$116,853	—	$1,753,416

The amortized cost and estimated fair value of securities as of September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3. Securities (Continued)

	September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,937	9,294	1,341,920	1,365,181
Due five years to ten years	123,457	130,580	774,789	837,603
Due after ten years	7,329,432	7,663,701	1,520,263	1,601,114

	$7,461,826	$7,803,575	$3,636,372	$3,803,898

Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the year ended September 30, 2012. There were no sales of investment securities for the year ended September 30, 2011.

There were no securities in at September 30, 2011 with gross unrealized losses. Securities with gross unrealized losses at September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,435,900	8,698	—	—	1,435,900	8,698

	$1,435,900	$8,698	$—	$—	$1,435,900	$8,698

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At September 30, 2012, the Company held two investments with gross unrealized losses totaling ($8,698). At September 30, 2011, the Company held no investments with gross unrealized losses. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

Note 4. Loans and Allowance for Loan and Lease Losses

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at September 30, 2012 and 2011 were as follows:

	2012	2011
Real estate loans
One-to four-family owner occupied	$26,097,798	$24,910,233
One-to four-family non-owner occupied	17,855,304	17,516,270
Home equity	2,172,247	1,820,890
Mobile home	2,068,672	2,429,452
Secured by other properties	2,613,025	1,783,214
Construction and land development	3,262,452	4,495,930

Total real estate loans	54,069,498	52,955,989

Other loans
Secured commercial	1,212,534	1,495,579
Commercial leases	—	5,874
Savings	10,290	6,438

Total other loans	1,222,824	1,507,891

Total loans	55,292,322	54,463,880

Unamortized premiums and loan fees	319,713	362,304
Unearned income on loans	(344,450)	(402,609)
Allowance for loan and lease losses	(617,474)	(665,289)

Total loans, net	$54,650,111	$53,758,286

The Company had a mobile home loan origination program that began in 2005 in which it is no longer participating. At September 30, 2012 and 2011, these loan balances totaled $2,068,672 and $2,429,452, respectively. Mobile home loans were purchased from by a third-party originator and funded by the Company at settlement. The Company paid a premium/loan origination fee to the third-party originator, of which one-half was wired upon settlement of the loan and the remainder was kept by the Company in a depository account in the name of the third-party. At September 30, 2012 and 2011, the balance in the account was $42,762 and $95,884, respectively, and can be accessed by the Company in the event of prepayment, foreclosure or deterioration of the value of the mobile home. As of September 30, 2012 and 2011, the Company has prepaid loan origination fees related to this program of $261,337 and $348,293, which are being amortized over the estimated lives of the loans.

In October 2004, the Company purchased a block of mortgage loans from another financial institution for $2,126,620, with an average yield of 6%. At September 30, 2012 and 2011, the loan balances were

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4. Loans and Allowance for Loan and Lease Losses (Continued)

$657,951 and $671,643, respectively, and included in mortgage loans secured by one-to four family residences. In addition, the Company has unamortized loan premiums of $13,187 and $14,011, as of September 30, 2012 and 2011, respectively, being amortized over the terms of the purchased loans.

In May 2009, the Company purchased a block of one-to four-family mortgage loans totaling $1,109,768, with an average yield of 6.08%. There was no premium paid on the purchase. The balances of purchased loans at September 30, 2012 and 2011, are included in the breakdown of loans shown above.

Loans and their remaining contractual maturities at September 30, 2012, were as follows:

Maturities

One year or less	$4,787,253
After one year to five years	5,497,643
After five years to ten years	12,933,335
After ten years to fifteen years	12,558,578
After fifteen years	19,515,513

$55,292,322

In the normal course of banking business, loans are made to officers and directors and related affiliates. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory limitations, and do not involve more than the normal risk of collectability.

Loans to officers, directors and related affiliates at September 30, 2012 and 2011, were as follows:

	2012	2011
Balance, beginning of year	$513,789	$660,701
Additions	—	—
Repayments	(28,258)	(146,912)

Balance, end of year	$485,531	$513,789

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

	As of September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(72,815)	(175,000)	—	—	—	—	—	(247,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	93,485	66,660	42,894	4,740	(10,808)	(850)	3,879	200,000

Ending Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474

Ending balance: individually evaluated for impairment	$—	$30,901	$36,517	$—	$—	$—	$—	$67,418

Ending balance: collectively evaluated for impairment	$85,217	$242,782	$59,096	$30,442	$80,327	$3,057	$49,135	$550,056

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,270,045	$17,855,304	$2,068,672	$2,613,025	$3,262,452	$1,222,824		$55,292,322

Ending balance: individually evaluated for impairment	$437,872	$1,577,271	$152,256	$216,000	$—	$—		$2,383,399

Ending balance: collectively evaluated for impairment	$27,434,223	$16,278,033	$1,916,416	$2,397,025	$3,262,452	$1,222,824		$52,510,973

Ending balance: loans acquired with deteriorated credit quality	$397,950	$—	$—	$—	$—	$—		$397,950

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2012 and September 30, 2011:

	September 30, 2012
	One-to Four-Family	One-to Four-Family			Secured by	Construction
	Owner	Non-Owner	Home	Mobile	Other	and Land
	Occupied	Occupied	Equity	Home	Properties	Development
Grade:

Pass	$25,261,976	$15,904,215	$2,172,247	$1,814,197	$2,397,025	$2,820,472
Special Mention	—	—	—	74,743	—	—
Substandard	835,822	1,951,089	—	179,732	—	441,980
Doubtful	—	—	—	—	216,000	—

	$26,097,798	$17,855,304	$2,172,247	$2,068,672	$2,613,025	$3,262,452

	Secured Commercial	Savings
Grade:
Pass	$1,212,534	$10,290
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,212,534	$10,290

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2012, and September 30, 2011:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$835,822	$835,822	$25,261,976	$26,097,798	$—
One-to four-family non-owner occupied	228,229	—	721,392	949,621	16,905,683	17,855,304	—
Home equity	—	—	—	—	2,172,247	2,172,247	—
Mobile home	46,927	—	103,541	150,468	1,918,204	2,068,672	—
Secured by other properties	—	—	216,000	216,000	2,397,025	2,613,025	—
Construction and land development	—	—	—	—	3,262,452	3,262,452	—

Total real estate loans	275,156	—	1,876,755	2,151,911	51,917,587	54,069,498	—

Other loans:
Secured commercial	—	—	—	—	1,212,534	1,212,534	—
Savings accounts	—	—	—	—	10,290	10,290	—

Total other loans	—	—	—	—	1,222,824	1,222,824	—

Total loans	$275,156	$—	$1,876,755	$2,151,911	$53,140,411	$55,292,322	$—

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$30,153	$—	$150,407	$180,560	$24,729,673	$24,910,233	$—
One-to four-family non-owner occupied	377,862	—	920,322	1,298,184	16,218,086	17,516,270	—
Home equity	—	—	73,046	73,046	1,747,844	1,820,890	—
Mobile home	49,292	—	95,904	145,196	2,284,256	2,429,452	—
Secured by other properties	—	—	216,000	216,000	1,567,214	1,783,214	—
Construction and land development	—	—	—	—	4,495,930	4,495,930	—

Total real estate loans	457,307	—	1,455,679	1,912,986	51,043,003	52,955,989	—

Other loans:
Secured commercial	—	—	—	—	1,495,579	1,495,579	—
Commercial leases	—	—	933	933	4,941	5,874	—
Savings accounts	—	—	—	—	6,438	6,438	—

Total other loans	—	—	933	933	1,506,958	1,507,891	—

Total loans	$457,307	$—	$1,456,612	$1,913,919	$52,549,961	$54,463,880	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the non-accrual loans by loan class as of:

	September 30,	September 30,
	2012	2011

Real estate loans:
One-to four-family owner occupied	$835,822	$150,407
One-to four-family non-owner occupied	721,392	920,322
Home equity	—	73,046
Mobile home	103,541	95,904
Secured by other properties	216,000	216,000
Construction and land development	—	—

Total real estate loans	1,876,755	1,455,679

Other loans:
Secured commercial	—	—
Commercial leases	—	933
Savings accounts	—	—

Total other loans	—	933

Total loans	$1,876,755	$1,456,612

At September 30, 2012 and September 30, 2011, there were no loans 90 days past due and still accruing interest. At September 30, 2012, the Company had twenty-three loans on non-accrual status with foregone interest in the amount of $160,495. At September 30, 2011, the Company had twenty-two loans on non-accrual status with foregone interest in the amount of $78,102.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it provides a specific reserve for that portion of the asset that is deemed uncollectible based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

The following tables are a summary of impaired loans by class as of September 30, 2012 and September 30, 2011:

	September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	896,218	721,392	—	896,218	15,792
Secured by other properties	227,819	216,000	—	225,834	—

With an allowance recorded:
One-to four-family non-owner occupied	$856,752	$855,879	$30,901	$856,752	$47,446
Mobile home	165,267	152,256	36,517	165,267	9,561

Total
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	1,752,970	1,577,271	30,901	1,752,970	63,238
Secured by other properties	227,819	216,000	—	227,819	—
Mobile home	165,267	152,256	36,517	165,267	9,561

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

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $855,879 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $48,715. At September 30, 2011, we had two loans that were restructured. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $51,313. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

The following table is a summary of impaired loans that were modified due to a troubled debt restructuring by class as of September 30, 2012 and September 30, 2011:

	Modifications for the year ended September 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$151,932	$151,932
One-to four-family non-owner occupied	5	856,752	825,851
Secured by other properties	1	227,819	227,819
Mobile home	1	48,715	23,198

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied	1	$151,932

	Modifications for the year ended September 30, 2011
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Secured by other properties	1	$224,193	$224,193
Mobile home	1	51,507	40,365

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
Secured by other properties	1	$551,466

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6. Premises and Equipment

Premises and equipment at September 30, 2012 and 2011, were as follows:

	2012	2011	Depreciable Lives
Cost
Land	$1,142,089	$792,089	—
Buildings and land improvements	2,031,589	1,841,589	10-50 yrs
Furniture, fixtures, and equipment	467,949	422,533	3-7 yrs

Total	3,641,627	3,056,211

Less: accumulated depreciation	(404,632)	(280,905)

	$3,236,995	$2,775,306

Depreciation expense totaled $123,727 and $113,199 for the years ended September 30, 2012 and 2011, respectively.

Note 7. Foreclosed Real Estate

At September 30, 2012 and 2011, the Company had $295,750 and $884,000 in foreclosed real estate, respectively. A charge to the Allowance for Loan Losses during the year ended September 30, 2012 and 2011 of $0 and $114,427, respectively was taken at the time the foreclosed property was placed in Foreclosed Real Estate. The Company disposed of foreclosed real estate in fiscal year 2012 in the amount of $347,846 and recorded a loss of $18,404 on the transaction. The Company disposed of foreclosed assets in fiscal year 2011 in the amount of $17,514. No gain or loss was recorded on the transaction. The Company took a provision for losses on real estate acquired through foreclosure of $222,000 due to the decline in the valuation of the underlying collateral.

Note 8. Deposits

The aggregate amount of deposits with balances of $100,000 or more totaled $18,608,689 and $18,031,668 at September 30, 2012 and 2011, respectively.

Deposit accounts are federally insured up to $250,000 per depositor. On January 1, 2014, the FDIC insurance limit will return to $100,000 per depositor for all deposit categories except for IRA and certain retirement accounts, which will remain at $250,000 per depositor.

Certificates of deposit and their remaining maturities at September 30, 2012, are as follows:

2013	$23,093,295
2014	8,656,853
2015	2,906,998
2016	626,779
2017	2,143,734

$37,427,659

Deposit balances of employees, officers, directors and their affiliated interests totaled $226,814 and $245,819 at September 30, 2012 and 2011, respectively. The Company had no brokered deposits at September 30, 2012 and 2011.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9. Borrowings

The Company has advances outstanding from the Federal Home Loan Bank (“FHLB”). A schedule of the borrowings is as follows:

Advance Amount	Rate	Maturity Date	September 30, 2012	September 30, 2011
$1,000,000	4.2350%	7/31/2017	$1,000,000	$1,000,000
1,000,000	4.0100%	8/21/2017	1,000,000	1,000,000
1,500,000	3.2270%	11/24/2017	1,500,000	1,500,000
1,500,000	3.4000%	11/27/2017	1,500,000	1,500,000
1,000,000	2.5990%	10/02/2018	1,000,000	1,000,000
1,000,000	2.6000%	7/02/2018	1,000,000	1,000,000
1,000,000	3.0500%	7/03/2018	1,000,000	1,000,000
2,000,000	0.3550%	9/27/2012	—	2,000,000

			$8,000,000	$10,000,000

Interest payments are due quarterly. After a loan specific holding period, the borrowings are callable by the FHLB, at which time the Company is able to convert from a fixed rate to a variable rate based on LIBOR. The Company has credit availability of 30% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, the advances are secured by the Company’s FHLB stock and qualifying residential first mortgage loans, totaling approximately $38,400,000 as of September 30, 2012.

Additionally, the Company has credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2012 and 2011, under these facilities.

At September 30, 2012, the scheduled maturities of the FHLB advances are as follows:

2013	$—
2014	—
2015	—
2016	—
2017	2,000,000
Thereafter	6,000,000

$8,000,000

Note 10. Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended September 30, 2012 and 2011:

	2012	2011
Income tax expense
Current tax expense
Federal	$166,554	$356,032
State	53,881	90,118

Total current	220,435	446,150
Deferred tax expense (benefit)
Federal	(105,141)	(140,912)
State	(367)	(31,190)

Total deferred	(105,508)	(172,102)

Total income tax expense	$114,927	$274,048

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10. Income Taxes (Continued)

A reconciliation of tax computed at the Federal statutory tax rate of 34% to the actual tax expense for the years ended September 30, 2012 and 2011, is as follows:

	2012	2011
Tax at Federal statutory rate	$498,725	$276,297
Tax effect of:
Nontaxable gain on business combination	(347,505)	—
Tax exempt income	(16,605)	(17,226)
Graduated rates	(54,681)	(44,181)
State income taxes, net of federal benefit	34,993	59,158

Income tax expense	$114,927	$274,048

The components of the net deferred tax asset (liability) at September 30, 2012 and 2011 were as follows:

	2012	2011
Deferred income tax assets:
Nonaccrual interest	$63,315	$30,811
Loans yield adjustment	17,827	—
Certificate of deposit yield adjustment	8,750	—
ESOP Plan funding	7,053	11,991
Deferred compensation	3,223	6,292
Allowance for loan losses	243,593	262,457
Foreclosed real estate provision	87,579	—

	431,340	311,551

Deferred income tax liabilities:
Net unrealized gain on securities	134,819	129,996
Core deposit intangible	2,667
Accumulated depreciation	82,755	71,140

	220,241	201,136

Net deferred income tax asset (liability)	$211,099	$110,415

The Company maintains $731,536 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

As of September 30, 2012, the Company had remaining net operating loss carryforwards from the Fullerton acquisition of approximately $378,000, which expire in 2031. These net operating loss carryforwards may be used to offset future income taxes payable, however the Bank may be subject to alternative minimum tax. Their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

The Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended September 30, 2012. Generally, the tax years before 2007 are no longer subject to examination by federal, state or local taxing authorities.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11. Defined Contribution Benefit Plan

In July 2009, the Company established a 401(k) plan covering all full-time employees who have attained an age of 21 and have completed 12 months of service. The plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 4% of an employee’s eligible compensation. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended September 30, 2012 and 2011 were $25,481 and $24,322, respectively.

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of September 30, 2012, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 2012 and 2011 was $59,750 and $90,102, respectively.

A summary of ESOP shares is as follows:

	September 30, 2012	September 30, 2011
Shares committed for release	16,525	12,523
Unearned shares	23,500	23,000

Total ESOP shares	40,025	35,523

Fair value of unearned shares	$399,500	$379,500

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13. Recognition and Retention Plan

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited. As of September 30, 2012, 15,104 shares have been awarded under the plan. No compensation expense has been recorded for years ended September 30, 2012 and 2011, respectively.

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

Note 14. Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant calculated using the Black Scholes Model. As of September 30, 2012, 37,760 options have been granted to eligible employees and non-employee directors. No compensation expense has been recorded for years ended September 30, 2012 and 2011, respectively.

A summary of the Stock Option Plan year ended September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	—	—

Granted	37,760	$14.10

Outstanding at September 30, 2012	37,760	$14.10

Options Exercisable at September 30, 2012	—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15. Stock Repurchases

On September 7, 2012, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. On October 4, 2012, the Board of Directors approved an increase in its current stock repurchase program from 25,000 to 40,000 shares, which is equal to approximately 8% of the total shares outstanding. The repurchase program began on September 10, 2012 and will occur over a period of six months. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1–30, 2012	22,800	$17.07	22,800	17,200

Note 16. Deferred Compensation Obligation

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

In June 2004, the Company accrued a deferred compensation obligation of $66,237, relating to this agreement, utilizing a 5% interest factor for present value calculations. This liability is intended to be ultimately funded by a $100,000 whole life insurance policy owned by the Company, insuring the former president. As of September 30, 2012, this policy had a $70,736 cash surrender value. Annual installments for the deferred compensation obligation are $8,578, which includes interest of $798. As of September 30, 2012, the Bank had $8,170 remaining on this obligation to be paid in full in July 2013.

Note 17. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2012 and 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2012, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 17. Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Company and the Bank as of September 30, 2012 and 2011, were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	13,171	31.53%	3,342	>8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	12,648	30.27%	1,671	>4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	12,648	16.01%	3,160	>4.0%	N/A	N/A
Tangible Capital (to tangible assets)	12,648	16.01%	1,185	>1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	11,353	27.23%	3,335	>8.0%	4,169	>10.0%
Tier 1 Capital (to risk-weighted assets)	10,831	25.98%	1,668	>4.0%	2,501	>6.0%
Tier 1 Capital (to adjusted total assets)	10,831	13.73%	3,154	>4.0%	3,943	>5.0%
Tangible Capital (to tangible assets)	10,831	13.73%	1,183	>1.5%	N/A	N/A

As of September 30, 2011:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	11,780	29.13%	3,235	>8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	11,278	27.89%	1,618	>4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	11,278	15.57%	2,898	>4.0%	N/A	N/A
Tangible Capital (to tangible assets)	11,278	15.57%	1,087	>1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	9,975	24.75%	3,225	>8.0%	4,031	>10.0%
Tier 1 Capital (to risk-weighted assets)	9,473	23.50%	1,612	>4.0%	2,418	>6.0%
Tier 1 Capital (to adjusted total assets)	9,473	13.12%	2,889	>4.0%	3,612	>5.0%
Tangible Capital (to tangible assets)	9,473	13.12%	1,083	>1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	September 30,
	2012	2011
Consolidated equity GAAP equity	$12,855	$11,477
Consolidated equity in excess of Bank equity	(1,776)	(1,804)

Bank GAAP equity	11,079	9,673
Core deposit intangible	(41)	—
Accumulated other comprehensive (income) loss, net of tax	(207)	(200)

Total tangible, leverage and core (tier 1) capital	10,831	9,473
Qualifying allowance for loan losses	522	502

Total risk-based capital	$11,353	$9,975

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements

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

The following table presents a summary of financial assets and liabilities measured at fair value at June 30, 2012 and September 30, 2011:

	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,979,683	$—	$5,979,633	$—
Collateralized mortgage obligations invested in Government Agencies		1,823,892		1,823,892	—
Impaired loans	—	—	940,717	940,717	—
Foreclosed assets			295,750	295,750	—

September 30, 2011
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$6,168,351	$—	$6,168,351	$—
Impaired loans	—	—	717,648	717,648	—
Foreclosed assets	—		884,000	884,000	(114,427)

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, losses of $0 and $114,427 for the years ended September 30, 2012 and September 30, 2011, respectively, were recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (Continued)

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

Foreclosed Real Estate (Carried at Lower of Cost or Fair Value Less Estimated Selling Costs). Fair values of foreclosed real estate are measured at fair value less cost to sell. The valuation of the fair value measurement follows GAAP. Foreclosed real estate are measured on a nonrecurring basis.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (Continued)

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for September 30, 2012 and September 30, 2011:

Quantitative Information about Level 3 Fair Value Measurements for September 30, 2012 and September 30, 2011
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Real Estate
Balance, September 30, 2010	$734,105	$35,000
Purchases, settlements and charge-offs	(573,427)	849,000
Transfers in and/or out of Level 3	556,970	—

Balance, September 30, 2011	717,648	884,000
Purchases, settlements and charge-offs	(230,000)	(588,250)
Transfers in and/or out of Level 3	453,069	—

Balance, September 30, 2012	$940,717	$295,750

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,363	$4,363	$—	$—	$4,363
Certificates of deposit	3,532	3,532	—	—	3,532
Securities available for sale	7,804	—	7,804	—	7,804
Securities held to maturity	3,637	—	3,804	—	3,804
Federal Home Loan Bank stock	480	—	480	—	480
Loans receivable, net	54,650	—	54,580	941	55,521
Foreclosed real estate	296	—	—	296	296
Accrued interest receivable	290	—	290	—	290
Financial liabilities:
Deposits	58,026	—	58,064	—	58,064
Federal Home Loan Bank advances	8,000	—	8,987	—	8,987
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18. Fair Value Measurements (Continued)

		Fair Value Measurements at September 30, 2011 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,189	$6,189	$—	$—	$6,189
Securities available for sale	6,168	—	6,168	—	6,168
Securities held to maturity	1,637	—	1,753	—	1,753
Federal Home Loan Bank stock	604	—	604	—	604
Loans receivable, net	53,758	—	56,970	717	57,687
Foreclosed real estate	884	—	—	884	884
Accrued interest receivable	247	—	247	—	247
Financial liabilities:
Deposits	50,947	—	51,578	—	51,578
Federal Home Loan Bank advances	10,000	—	10,681	—	10,681
Accrued interest payable	42	—	42	—	42
Off-Balance sheet financial instruments	—	—		—	—

Note 19. Financial Instruments with Off-Balance Sheet Risk

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

Loan commitments representing off-balance sheet risk at September 30, 2012 and 2011 were as follows:

	Contract or Notional Amount
	2012	2011
Mortgage loan commitments-fixed rate (3.00% - 7.75%)	$850,500	$341,000
Mortgage loan commitments – variable rate (6.50%)	—	—
Unused lines of credit	1,725,628	3,124,002
Available home equity lines of credit	2,187,617	1,625,828
Standby letters of credit	216,997	216,997

	$4,980,742	$5,307,827

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20. Earnings per Share

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

	September 30, 2012	September 30, 2011

Income before extraordinary item	$326,292	$488,809
Extraordinary item, gain on business combination	1,022,074	—

Net income	$1,348,366	$488,089

Weighted average number of shares used in:
Basic earnings per share	472,278	415,083
Dilutive common stock equivalents:
Stock options	6,441	—

Dilutive earnings per share	478,719	415,083

Basic and dilutive earnings per common share:
Income before extraordinary item, basic	$0.69	$1.18
Extraordinary item, gain on business combination, basic	2.17	—

Net income, basic	$2.86	$1.18

Income before extraordinary item, dilutive	$0.68	$1.18
Extraordinary item, gain on business combination, dilutive	2.14	—

Net income, dilutive	$2.82	$1.18

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fairmount Bancorp, Inc. for the year ended September 30, 2012.

CONDENSED BALANCE SHEET

	September 30, 2012	September 30, 2011
Assets:
Cash and due from bank	$378,404	$321,554
Certificates of deposit	1,025,167	1,017,116
Investment in bank subsidiary	11,079,179	9,672,766
Loans receivable	368,549	418,059
Other assets	28,740	55,342

Total assets	$12,880,039	$11,484,837

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	24,849	7,500

Total liabilities	24,849	7,500

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issue	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 477,514 and 444,038 shares outstanding at September 30, 2012 and 2011, respectively	5,003	4,440
Additional paid in capital	3,854,869	3,774,574
Unearned common stock held by:
Employee Stock Ownership Plan	(251,607)	(230,000)
Recognition and Retention Plan	(37,168)	—
Retained earnings	9,077,164	7,728,798
Accumulated other comprehensive income	206,929	199,525

Total stockholders’ equity	12,855,190	11,477,337

Total liabilities and stockholders’ equity	$12,880,039	$11,484,837

CONDENSED STATEMENT OF OPERATIONS

	Year Ended September 30, 2012	Year Ended September 30, 2011

Interest income on loans	$18,910	$23,180
Interest and dividends on investments	10,273	14,420

Total income	29,183	37,600

Operating expenses	111,563	87,382

Loss before equity in net income of bank subsidiary	(82,380)	(49,782)
Income tax benefits	28,009	17,000

Net loss before equity in net income of bank subsidiary	(54,371)	(32,782)
Equity in net income of bank subsidiary	1,402,737	521,591

Net income	$1,348,366	$488,809

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 21. Parent Company Only Financial Information (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2012	Year Ended September 30, 2011
Cash flows from operating activities:
Net loss	$(54,371)	$(32,782)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net income of subsidiary	1,402,737	521,591
Compensation cost on allocated ESOP shares	59,750	90,102
(Increase) decrease in other assets	9,602	(35,656)
Increase in other liabilities	17,349	—

Net cash provided (used) by operating activities	1,435,067	543,255

Cash flow from investing activities:
(Increase) decrease in loans	49,510	62,197
Investment in bank subsidiary	(1,382,009)	(598,693)

Net cash provided (used) by investing activities	(1,332,499)	(536,496)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	351,573	—
Net increase in interest-bearing deposits	(8,051)	(12,702)
Repurchase of common stock	(389,240)	—

Net cash provided (used) by financing activities	(45,718)	(12,702)

Net increase (decrease) in cash and cash equivalents	56,850	(5,943)

Cash and cash equivalents, beginning balance	321,554	327,497

Cash and cash equivalents, ending balance	$378,404	$321,554

Supplemental schedule of noncash financing activities:

On October 13, 2011, the Company loaned $63,478 to the ESOP which was used to acquire 4,502 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Treasure, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13s-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2012.

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

(c)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference to the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Bank’s website www.fairmountbank.com.

Item 11. Executive Compensation

The information required herein is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to the Proxy Statement. See also Item 5(d) – “Securities Authorized for Issuance Under Equity Compensation Plans” in Part II of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report.

(1)	The following financial statements are incorporated by reference from Item 8:

Consolidated Balance Sheets as of September 30, 2012 and 2011

Consolidated Statements of Income for the years ended September 30, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended September 30, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index

3.1	Articles of Incorporation of Fairmount Bancorp, Inc., as amended (a)

3.2	Bylaws of Fairmount Bancorp, Inc. (b)

4	Form of Common Stock Certificate of Fairmount Bancorp, Inc. (a)

10.1	Employment Agreement between Fairmount Bank and Joseph M. Solomon, as amended (a)

10.2	Employment Agreement between Fairmount Bancorp, Inc. and Joseph M. Solomon, as amended (a)

10.3	Form of Change in Control Agreement with Jodi L. Beal and Lisa A. Cuddy, as amended (a)

10.4	Employee Stock Ownership Plan (a)

10.5	Fairmount Bancorp, Inc. 2010 Stock Option Plan (c)

10.6	Fairmount Bancorp, Inc. 2010 Recognition and Retention Plan (d)

10.7	Form of Restricted Stock Agreement (e)

10.8	Form of Incentive Stock Option Agreement (f)

10.9	Form of Non-Incentive Stock Option Agreement (g)

14.1	Code of Ethics for Senior Financial Officers (h)

14.2	Code of Ethics and Business Conduct (i)

21	Subsidiaries of the Registrant (Reported in Item 1)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (XBRL) furnished herewith

(a)	Incorporated by reference to the Registration Statement of Fairmount Bancorp, Inc. (File No. 333-163797), originally filed on December 17, 2009.
(b)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 23, 2010.
(c)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 1, 2011.
(d)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 1, 2011.
(e)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012.
(f)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012.
(g)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 28, 2012.
(h)	Incorporated by reference to Exhibit 14.1 to the Current Report on Form 8-K filed on October 26, 2010.
(i)	Incorporated by reference to Exhibit 14.2 to the Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

Date: December 21, 2012	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FAIRMOUNT BANCORP, INC.

Date: December 21, 2012	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Date: December 21, 2012	/s/ Jodi L. Beal
Jodi L. Beal
Vice President, Chief Financial Officer and Treasurer

Date: December 21, 2012	/s/ William G. Yanke
William G. Yanke
Chairman of the Board

Date: December 21, 2012	/s/ Edward J. Lally
Edward J. Lally
Director

Date: December 21, 2012	/s/ Mary R. Craig
Mary R. Craig
Director

Date: December 21, 2012	/s/ Jay T. French
Jay T. French
Director

Date: December 21, 2012	/s/ Edgar F. Lassahn, Jr.
Edgar F. Lassahn, Jr.
Director