Form 10-Q
period 2012-12-31
Fairmount Bancorp, Inc.
filed 2013-02-13
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of February 13, 2013, the number of shares of common stock outstanding was 469,714.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and September 30, 2012

	December 31, 2012	September 30, 2012
	(Unaudited)
Assets
Cash and due from banks	$1,087,855	$513,787
Interest-bearing deposits in other banks	273,400	337,379
Federal funds sold	6,052,442	3,512,020

Cash and cash equivalents	7,413,697	4,363,186

Certificates of deposit	3,283,417	3,531,991
Securities available for sale, at fair value	6,878,679	7,803,575
Securities held to maturity, at amortized cost	1,000,000	3,636,972
Federal Home Loan Bank stock, at cost	479,700	479,700
Loans, net of allowances for loan and lease losses of $742,474 at December 31, 2012 and $617,474 at September 30, 2012	54,626,951	54,650,111
Accrued interest receivable	257,044	290,304
Premises and equipment, net	3,212,826	3,236,995
Foreclosed real estate	217,000	295,750
Cash surrender value of life insurance	70,736	70,736
Deferred income tax asset	236,537	211,099
Prepaid expenses and other assets	455,776	473,334

Total assets	$78,132,363	$79,043,753

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$601,497	$780,336
Interest-bearing demand deposits	4,335,527	4,355,762
Savings deposits	15,892,106	15,461,977
Certificates of deposit	36,325,920	37,427,659

Total deposits	57,155,050	58,025,734

Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	44,508	42,962
Deferred compensation liability	8,170	8,170
Accounts Payable and other liabilities	103,692	111,697

Total liabilities	65,311,420	66,188,563

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 469,714 and 477,514 outstanding at December 31, 2012 and September 30, 2012, respectively	5,003	5,003
Additional paid in capital	3,721,789	3,854,869
Unearned common stock held by:
Employee Stock Ownership Plan	(251,607)	(251,607)
Recognition and Retention Plan	(37,168)	(37,168)
Retained earnings	9,215,041	9,077,164
Accumulated other comprehensive income	167,885	206,929

Total stockholders’ equity	12,820,943	12,855,190

Total liabilities and stockholders’ equity	$78,132,363	$79,043,753

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Interest and dividend income:
Interest on loans	$817,179	$864,427
Interest and dividends on investments	82,156	86,394

Total interest income	899,335	950,821

Interest expense:
Interest on deposits	132,346	184,875
Interest on borrowings	67,555	69,420

Total interest expense	199,901	254,295

Net interest income	699,434	696,526

Provision for loan and lease losses	125,000	100,000

Net interest income after provision for loan and lease losses	574,434	596,526

Non-interest income:
Service fees on deposit accounts	742	1,646
Other service charges, commissions and fees	19,266	15,480
Gain on disposal of assets	117,117	896
Other non-interest income	1,111	1,285

Total non-interest income	138,236	19,307

Non-interest expense:
Salaries, fees and employment	281,317	294,535
Premises and equipment	50,765	48,909
Professional fees	70,128	30,764
Data processing	31,135	26,005
FDIC insurance premiums and regulatory assessment	24,508	24,910
Insurance and bond premiums	7,694	6,991
Stationery, printing and supplies	8,874	12,755
Other operating expenses	26,372	32,970

Total non-interest expense	500,793	477,839

Income before income taxes	211,877	137,994

Income taxes	74,000	48,000

Income before extraordinary item	137,877	89,994

Extraordinary item, gain on business combination	—	1,022,074

Net income	$137,877	$1,112,068

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.31	$0.19
Extraordinary item, gain on business combination, basic	—	2.20

Net income, basic	$0.31	$2.39

Basic weighted average shares outstanding	444,552	464,301

Net income before extraordinary item, dilutive	$0.31	$0.19
Extraordinary item, gain on business combination, dilutive	—	2.20

Net income, dilutive	$0.31	$2.39

Dilutive weighted average shares outstanding	451,085	464,301

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,
	2012	2011

Net income	$137,877	$1,112,068

Other comprehensive income, net of tax:

Change in fair value of securities available for sale	(39,044)	(35,303)

Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale	—	80

Total other comprehensive income (loss), net of tax, $25,439 and $23,081 for the three months ended December 31, 2012 and 2011, respectively	(39,044)	(35,223)

Comprehensive income	$98,833	$1,076,845

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2012 and 2011

(Unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Share	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2011	$4,440	$3,774,574	$(230,000)	$—	$7,728,798	$199,525	$11,477,337

Net income	—	—	—	—	1,112,068	—	1,112,068

Other comprehensive income (loss)	—	—	—	—	—	(35,223)	(35,223)

Issuance of common stock	563	451,656	—	—	—	—	452,219

Acquisition of unearned ESOP shares	—	—	(63,478)	—	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	(37,168)	—	—	(37,168)

Balance, December 31, 2011 (unaudited)	$5,003	$4,226,230	$(293,478)	$(37,168)	$8,840,866	$164,302	$12,905,755

Balance, September 30, 2012	$5,003	$3,854,869	$(251,607)	$(37,168)	$9,077,164	$206,929	$12,855,190

Net income	—	—	—	—	137,877	—	137,877

Other comprehensive income (loss)	—	—	—	—	—	(39,044)	(39,044)

Repurchase of common stock		(133,080)			—		(133,080)

Balance, December 31, 2012 (unaudited)	$5,003	$3,721,789	$(251,607)	$(37,168)	$9,215,041	$167,885	$12,820,943

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2012 and 2011

(Unaudited)

	For the Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$137,877	$1,112,068
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	—	(1,022,074)
Depreciation and amortization	31,100	32,100
Amortization and accretion of securities	25,861	13,482
Provision for loan and lease losses	125,000	100,000
Other (gains) and losses, net	(117,117)	(896)
(Increase) decrease in accrued interest receivable	33,260	(11,539)
(Increase) decrease in prepaid expenses and other assets	17,558	256,916
Increase (decrease) in accrued interest payable	1,546	560
Increase (decrease) in accounts payable and other liabilities	(8,005)	(251,627)

Net cash provided (used) by operating activities	247,080	228,990

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	—	4,113,398
Proceeds from sales of available for sale securities	1,753,845	189,692
Proceeds from maturities, payments and calls of available for sale securities	833,734	493,720
Proceeds from maturities, payments and calls of held to maturity securities	1,000,000	—
Purchases of available for sale securities	—	(1,027,656)
Purchases of held to maturity securities	—	(1,999,000)
(Purchases) maturities of certificates of deposit	249,000	(977,550)
(Purchases) redemptions of Federal Home Loan Bank stock	—	17,200
Net (increase) decrease in loans	(101,840)	1,397,429
Proceeds from disposal of foreclosed assets	79,387	—
(Purchases) disposals of premises and equipment	(6,931)	39,538

Net cash provided (used) by investing activities	3,807,195	2,246,771

Cash flows from financing activities:
Net increase (decrease) in deposits	(870,684)	(1,512,096)
Proceeds from issuance of common stock	—	351,573
Repurchase of common stock	(133,080)	—

Net cash provided (used) by financing activities	(1,003,764)	(1,160,523)

Net increase (decrease) in cash and cash equivalents	3,050,511	1,315,238

Cash and cash equivalents, beginning balance	4,363,186	6,189,026

Cash and cash equivalents, ending balance	$7,413,697	$7,504,264

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$702,739	$253,735
Income taxes	—	180,301
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale—net of tax effect of $25,439 and $23,081, respectively	$(39,044)	$(35,223)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Fairmount Bancorp, Inc., and its wholly owned subsidiary Fairmount Bank. Material intercompany accounts and transactions have been eliminated in consolidation.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The objective of this update is to address implementation issues about the scope of ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments clarify that the scope of ASU 2011–11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments in the ASU are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

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

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2012 and September 30, 2012, are as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,145,910	$286,846	$—	$5,432,756
Collateralized Mortgage Obligations	1,455,503	—	(9,580)	1,445,923

Total securities available for sale	$6,601,413	$286,846	$(9,580)	$6,878,679

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,000,000	$2,505	$—	$1,002,505

Total securities held to maturity	$1,000,000	$2,505	$—	$1,002,505

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,629,774	$349,909	$—	$5,979,683
Collateralized Mortgage Obligations	1,832,052	538	(8,698)	1,823,892

Total securities available for sale	$7,461,826	$350,447	$(8,698)	$7,803,575

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,145	$11,784	$—	$2,010,929
State and Municipal Securities	1,637,827	155,142	—	1,792,969

Total securities held to maturity	$3,636,972	$166,926	$—	$3,803,898

The amortized cost and estimated market value of securities at December 31, 2012 and September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	12,290	12,576	—	—
Due five years to ten years	107,283	112,894	—	—
Due after ten years	6,481,840	6,753,209	1,000,000	1,002,505

	$6,601,413	$6,878,679	$1,000,000	$1,002,505

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.	Securities (Continued)

	September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,937	9,294	1,341,920	1,365,181
Due five years to ten years	123,457	130,580	774,789	837,603
Due after ten years	7,329,432	7,663,701	1,520,263	1,601,114

	$7,461,826	$7,803,575	$3,636,972	$3,803,898

During the three months ended December 31, 2012, the Company sold its state and municipal securities portfolio at a gain. Proceeds from the sale of available for sale securities totaled $1,753,845, realizing gross gains of $116,480 for the three months ended December 31, 2012. Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the three months ended September 30, 2012. Securities with gross unrealized losses at December 31, 2012 and September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,445,923	9,580	—	—	1,445,923	9,580

	$1,445,923	$9,580	$—	$—	$1,445,923	$9,580

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—

September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,435,900	8,698	—	—	1,435,900	8,698

	$1,435,900	$8,698	$—	$—	$1,435,900	$8,698

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At December 31, 2012, the Company held three investments with gross unrealized losses totaling ($9,580). At September 30, 2012, the Company held two investments with gross unrealized losses totaling ($8,698). The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status

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

Note 4.	Loans and Allowance for Loan and Leases Losses

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at December 31, 2012 and September 30, 2012, were as follows:

	December 31, 2012	September 30, 2012
Real estate loans
One-to four-family owner occupied	$25,513,892	$26,097,798
One-to four-family non-owner occupied	17,761,811	17,855,304
Home equity	2,309,870	2,172,247
Mobile home	2,043,750	2,068,672
Secured by other properties	2,651,300	2,613,025
Construction and land development	3,533,300	3,262,452

Total real estate loans	53,813,923	54,069,498

Other loans
Secured commercial	1,586,638	1,212,534
Commercial leases	—	—
Savings	5,390	10,290

Total other loans	1,592,028	1,222,824

Total loans	55,405,951	55,292,322

Unamortized premiums and loan fees	301,781	319,713
Unearned income on loans	(338,307)	(344,450)
Allowance for loan and lease losses	(742,474)	(617,474)

Total loans, net	$54,626,951	$54,650,111

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of December 31, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474
Charge-offs	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—
Provision	(4,246)	116,402	4,839	(244)	2,380	923	4,946	125,000

Ending Balance	$80,971	$390,085	$100,452	$30,198	$82,707	$3,980	$54,081	$742,474

Ending balance: individually evaluated for impairment	$—	$143,997	$45,499	$—	$—	$—	$—	$189,496

Ending balance: collectively evaluated for impairment	$80,971	$246,088	$54,953	$30,198	$82,707	$3,980	$54,081	$552,978

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$27,823,762	$17,761,811	$2,043,750	$2,651,300	$3,533,300	$1,592,028		$55,405,951

Ending balance: individually evaluated for impairment	$437,871	$1,648,200	$151,836	$216,000	$—	$—		$2,453,907

Ending balance: collectively evaluated for impairment	$26,990,170	$16,113,611	$1,891,914	$2,435,300	$3,533,300	$1,592,028		$52,556,323

Ending balance: loans acquired with deteriorated credit quality	$395,721	$—	$—	$—	$—	$—		$395,721

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:

Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(72,815)	(175,000)	—	—	—	—	—	(247,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	93,485	66,660	42,894	4,740	(10,808)	(850)	3,879	200,000

Ending Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474

Ending balance: individually evaluated for impairment	$—	$30,901	$36,517	$—	$—	$—	$—	$67,418

Ending balance: collectively evaluated for impairment	$85,217	$242,782	$59,096	$30,442	$80,327	$3,057	$49,135	$550,056

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,270,045	$17,855,304	$2,068,672	$2,613,025	$3,262,452	$1,222,824		$55,292,322

Ending balance: individually evaluated for impairment	$437,872	$1,577,271	$152,256	$216,000	$—	$—		$2,383,399

Ending balance: collectively evaluated for impairment	$27,434,223	$16,278,033	$1,916,416	$2,397,025	$3,262,452	$1,222,824		$52,510,973

Ending balance: loans acquired with deteriorated credit quality	$397,950	$—	$—	$—	$—	$—		$397,950

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2012 and September 30, 2012:

	December 31, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$24,680,300	$15,740,941	$2,309,870	$1,790,621	$2,435,300	$3,091,320
Special Mention	—	—	—	74,348	—	—
Substandard	833,592	2,020,870	—	178,781	—	441,980
Doubtful	—	—	—	—	216,000	—

	$25,513,892	$17,761,811	$2,309,870	$2,043,750	$2,651,300	$3,533,300

	Secured Commercial	Savings
Grade:
Pass	$1,586,638	$5,390
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,586,638	$5,390

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,261,976	$15,904,215	$2,172,247	$1,814,197	$2,397,025	$2,820,472
Special Mention	—	—	—	74,743	—	—
Substandard	835,822	1,951,089	—	179,732	—	441,980
Doubtful	—	—	—	—	216,000	—

	$26,097,798	$17,855,304	$2,172,247	$2,068,672	$2,613,025	$3,262,452

	Secured Commercial	Savings
Grade:
Pass	$1,212,534	$10,290
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,212,534	$10,290

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2012 and September 30, 2012:

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$833,592	$833,592	$24,680,300	$25,513,892	$—
One-to four-family non-owner occupied	204,036	423,600	1,029,564	1,657,200	16,104,611	17,761,811	—
Home equity	—	—	—	—	2,309,870	2,309,870	—
Mobile home	68,918	—	103,711	172,629	1,871,121	2,043,750	—
Secured by other properties	—	—	216,000	216,000	2,435,300	2,651,300	—
Construction and land development	45,818	—	—	45,818	3,487,482	3,533,300	—

Total real estate loans	318,772	423,600	2,182,867	2,925,239	50,888,684	53,813,923	—

Other loans:
Secured commercial	—	—	—	—	1,586,638	1,586,638	—
Savings accounts	—	—	—	—	5,390	5,390	—

Total other loans	—	—	—	—	1,592,028	1,592,028	—

Total loans	$318,772	$423,600	$2,182,867	$2,925,239	$52,480,712	$55,405,951	$—

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$—	$—	$835,822	$835,822	$25,261,976	$26,097,798	$—
One-to four-family non-owner occupied	228,229	—	721,392	949,621	16,905,683	17,855,304	—
Home equity	—	—	—	—	2,172,247	2,172,247	—
Mobile home	46,927	—	103,541	150,468	1,918,204	2,068,672	—
Secured by other properties	—	—	216,000	216,000	2,397,025	2,613,025	—
Construction and land development	—	—	—	—	3,262,452	3,262,452	—

Total real estate loans	275,156	—	1,876,755	2,151,911	51,917,587	54,069,498	—

Other loans:
Secured commercial	—	—	—	—	1,212,534	1,212,534	—
Savings accounts	—	—	—	—	10,290	10,290	—

Total other loans	—	—	—	—	1,222,824	1,222,824	—

Total loans	$275,156	$—	$1,876,755	$2,151,911	$53,140,411	$55,292,322	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	December 31, 2012	September 30, 2012

Real estate loans:
One-to four-family owner occupied	$833,592	$835,822
One-to four-family non-owner occupied	1,029,564	721,392
Home equity	—	—
Mobile home	103,711	103,541
Secured by other properties	216,000	216,000
Construction and land development	—	—

Total real estate loans	2,182,867	1,876,755

Other loans:
Secured commercial	—	—
Savings accounts	—	—

Total other loans	—	—

Total loans	$2,182,867	$1,876,755

At December 31, 2012 and September 30, 2012, there were no loans 90 days past due and still accruing interest. At December 31, 2012, the Company had twenty-five loans on non-accrual status with foregone interest in the amount of $184,990. At September 30, 2012, the Company had twenty-three loans on non-accrual status with foregone interest in the amount of $160,495.

The Company accounts for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When the Company classifies a problem asset as impaired, it may provide a specific reserve for that portion of the asset that is deemed uncollectible based on the present value of the expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of December 31, 2012 and September 30, 2012:

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$885,500	$833,592	$—	$885,500	$10,421
One-to four-family non-owner occupied	167,175	141,101	—	167,175	—
Secured by other properties	229,735	216,000	—	229,735	—

With an allowance recorded:
One-to four-family non-owner occupied	$1,711,626	$1,507,099	$143,997	$1,711,626	$5,022
Mobile home	164,920	151,836	45,499	164,920	2,446

Total
One-to four-family owner occupied	$885,500	$833,592	$—	$885,500	$10,421
One-to four-family non-owner occupied	1,878,801	1,648,200	143,997	1,878,801	5,022
Secured by other properties	229,735	216,000	—	229,735	—
Mobile home	164,920	151,836	45,499	164,920	2,446

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	896,218	721,392	—	896,218	15,792
Secured by other properties	227,819	216,000	—	225,834	—

With an allowance recorded:
One-to four-family non-owner occupied	$856,752	$855,879	$30,901	$856,752	$47,446
Mobile home	165,267	152,256	36,517	165,267	9,561

Total
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	1,752,970	1,577,271	30,901	1,752,970	63,238
Secured by other properties	227,819	216,000	—	227,819	—
Mobile home	165,267	152,256	36,517	165,267	9,561

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At December 31, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $853,742 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $48,125. At September 30, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $855,879 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $48,715.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class as for the three months ended December 31, 2012:

	Modifications for the three months ended December 31, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$155,040	$155,040
One-to four-family non-owner occupied	5	866,781	750,784
Secured by other properties	1	229,735	229,735
Mobile home	1	48,125	45,626

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family non-owner occupied	1	$235,106

	Modifications as of September 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$151,932	$151,932
One-to four-family non-owner occupied	5	856,752	825,851
Secured by other properties	1	227,819	227,819
Mobile home	1	48,715	46,198

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied	1	$151,932

Note 6.	Fair Value Measurements

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value at December 31, 2012 and September 30, 2012:

	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,432,756	$—	$5,432,756	$—
Collateralized mortgage obligations invested in Government Agencies		1,445,923		1,445,923
Impaired loans	—	—	1,469,439	1,469,439	—
Foreclosed assets			217,000	217,000	—

September 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,979,683	$—	$5,979,633	$—
Collateralized mortgage obligations invested in Government Agencies		1,823,892		1,823,892
Impaired loans	—	—	940,717	940,717	—
Foreclosed assets	—		295,750	295,750	—

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, there were no losses for the three months ended December 31, 2012 or the year ended September 30, 2012, respectively, recognized as charges to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for December 31, 2012 and September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements for December 31, 2012 and September 30, 2012
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2011	$717,648	$884,000
Purchases, settlements and charge-offs	(230,000)	(588,250)
Transfers in and/or out of Level 3	453,069	—

Balance, September 30, 2012	940,717	295,750
Purchases, settlements and charge-offs (unaudited)	—	(78,750)
Transfers in and/or out of Level 3 (unaudited)	528,722	—

Balance, December 31, 2012 (unaudited)	$1,469,439	$217,000

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,414	$7,414	$—	$—	$7,414
Certificates of deposit	3,283	3,283	—	—	3,283
Securities available for sale	6,879	—	6,879	—	6,879
Securities held to maturity	1,000	—	1,003	—	1,003
Federal Home Loan Bank stock	480	—	480	—	480
Loans receivable, net	54,627	—	54,160	1,469	55,629
Foreclosed assets	217	—	—	217	217
Accrued interest receivable	257	—	257	—	257
Financial liabilities:
Deposits	57,155	—	57,156	—	57,156
Federal Home Loan Bank advances	8,000	—	8,932	—	8,932
Accrued interest payable	45	—	45	—	45
Off-Balance sheet financial instruments	—	—		—	—

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,363	$4,363	$—	$—	$4,363
Certificates of Deposit	3,532	3,532			3,532
Securities available for sale	7,804	—	7,804	—	7,804
Securities held to maturity	3,637	—	3,804	—	3,804
Federal Home Loan Bank stock	480	—	480	—	480
Loans receivable, net	54,650	—	54,580	941	55,521
Foreclosed assets	296	—	—	296	296
Accrued interest receivable	290	—	290	—	290
Financial liabilities:
Deposits	58,026	—	58,064	—	58,064
Federal Home Loan Bank advances	8,000	—	8,987	—	8,987
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.	Employee Stock Ownership Plan

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of December 31, 2012, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three months ended December 31, 2012 and 2011, respectively.

A summary of ESOP shares is as follows:

	December 31, 2012	December 31, 2011
Shares committed for release	16,525	12,523
Unearned shares	23,500	27,502

Total ESOP shares	40,025	40,025

Fair value of unearned shares	$400,675	$387,778

Note 8.	Recognition and Retention Plan

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 8.	Recognition and Retention Plan (Continued)

be forfeited. As of December 31, 2012, 15,104 shares have been awarded under the plan. No compensation expense has been recorded for the three months ended December 31, 2012 and December 31, 2011, respectively.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At December 31, 2012, there were 15,125 shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 9.	Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. As of December 31, 2012, 37,760 options have been granted to eligible employees and non-employee directors. No compensation expense has been recorded for the three months ended December 31, 2012.

A summary of the Stock Option Plan during the three months ended December 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	—	—
Granted	37,760	$14.10

Outstanding at December 31, 2012	37,760	$14.10

Options Exercisable at December 31, 2012	—	—

Note 10.	Stock Repurchases

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1 - 30, 2012	22,800	$17.07	22,800	17,200
October 1 - 31, 2012	6,000	17.05	28,800	11,200
November 1 - 30, 2012	1,800	17.10	30,600	9,400
December 1 - 31, 2012	—	—	30,600	9,400

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 11.	Earnings per Share

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

	December 31, 2012	December 31, 2011
	(Unaudited)

Income before extraordinary item	$137,877	$89,994
Extraordinary item, gain on business combination	—	1,022,074

Net income	$137,877	$1,112,068

Weighted average number of shares used in:
Basic earnings per share	444,552	464,301
Dilutive common stock equivalents:
Stock options	6,533	—

Dilutive earnings per share	451,085	464,301

Basic and dilutive earnings per common share:
Income before extraordinary item, basic	$0.31	$0.19
Extraordinary item, gain on business combination, basic	—	2.20

Net income, basic	$0.31	$2.39

Income before extraordinary item, dilutive	$0.31	$0.19
Extraordinary item, gain on business combination, dilutive	—	2.20

Net income, dilutive	$0.31	$2.39

Note 12.	Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2012, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the three month period ended December 31, 2012, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2012 included in the Company’s Annual Report on 10-K.

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System issued three related notices of proposed rulemaking (the “NPRs”) relating to implementation of revised capital rules reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III international capital standards. Among other things, if adopted as currently proposed, the NPRs would result in a new capital standard consisting of common equity tier 1 capital; would increase capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions, as well as executive bonuses); and would add more conservative standards for securities included in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. In addition, the NPRs would deduct more assets from regulatory capital and revise methodologies for determining risk-weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years. The final regulations applicable to the Company and the Bank may be substantially different from those proposed in the NPRs. Management will continue to evaluate the potential impact of the NPRs to ensure the capital levels of both the Company and the Bank exceed the amounts required to be deemed “well capitalized.” The Company and the Bank will be subject to many provisions in the NPRs, but until final rules are issued we cannot predict the actual effect.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total assets decreased by $912,000, or 1.15%, to $78,132,000 at December 31, 2012 from $79,044,000 at September 30, 2012.

Cash and cash equivalents increased from $4,363,000 at September 30, 2012 to $7,414,000 at December 31, 2012. This was an increase of $3,051,000, or 69.93%. The increase in cash and cash equivalents was primarily funded by decreases in the investment securities.

Certificates of deposit decreased by $249,000 or 7.05% to $3,283,000 at December 31, 2012 from $3,532,000 at September 30, 2012.

Investment securities decreased by $3,562,000, or 31.13%, to $7,879,000, at December 31, 2012, from $11,441,000 at September 30, 2012. The decrease was primarily the result of $3,588,000 in sales, maturities, payments and calls.

Total net loans decreased from $54,650,000 at September 30, 2012 to $54,627,000 at December 31, 2012. This represented a decrease of $23,000, or 0.04%. The change was primarily attributable to decreases in one-to four-family mortgage loans of $677,000, or 1.54% offset by increases in construction and land development loans of $271,000, or 8.30% and increases in secured commercial loans of $374,000, or 30.85%.

Total liabilities at December 31, 2012 were $65,311,000, a decrease of $878,000, or 1.33%, from $66,189,000 at September 30, 2012. The decrease was primarily attributable to a decease of $1,102,000, or 2.94% in certificates of deposit.

Deposits decreased from $58,026,000 at September 30, 2012 to $57,155,000 at December 31, 2012. The decrease of $871,000, or 1.50% was primarily attributable to decreases in certificates of deposit from $37,428,000 at September 30, 2012 to $36,326,000 at December 31, 2012.

Stockholders’ equity was $12,821,000, or 16.41%, of total assets at December 31, 2012, compared to $12,855,000, or 16.26%, of total assets at September 30, 2012. The Company recorded net income of $138,000 for the three months ending December 31, 2012. In September 2012, the Company instituted a stock repurchase program which resulted in a decrease of $133,000 for the three months ending December 31, 2012 due the repurchase of 7,800 shares of common stock. Comprehensive income decreased by $39,000 related to the interest rate fluctuations on the Company’s available for sale securities portfolio.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Overview. Net income decreased by $974,000, to $138,000 for the three months ended December 31, 2012 from $1,112,000 for the three months ended December 31, 2011. Net interest income increased by $2,000, or 0.29%, to $699,000 for the three months ended December 31, 2012 from $697,000 for the three months ended December 31, 2011. Provision for loan and lease losses increased by $25,000, or 25.00%, to $125,000 for the three months ended December 31, 2012 from $100,000 for the three months ended December 31, 2011. Non-interest income increased $119,000 from $19,000 for the three months ended December 31, 2011 to $138,000 for the three months ended December 31, 2012. Non-interest expense increased $22,000, or 4.60%, to $500,000 for the three months ended December 31, 2012 from $478,000 for the three months ended December 31, 2011.

Net Interest Income. Net interest income increased $2,000, or 0.29%, to $699,000 for the three months ended December 31, 2012 from $697,000 for the three months ended December 31, 2011. The increase primarily resulted from the combined effects of a decrease of $52,000, or 5.47%, in interest and dividend income to $899,000 for the three months ended December 31, 2012 from $951,000 for the three months ended December 31, 2011, and a decrease of $54,000, or 21.26%, in interest expense to $200,000 for the three months ended December 31, 2012 from $254,000 for the three months ended December 31, 2011. The decrease in interest and dividend income was the result of a decrease in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $25,000 to $125,000 for the three months ended December 31, 2012, from $100,000 for the three months ended December 31, 2011. The Company did not record charge-offs during the three months ended December 31, 2012. The Company recorded charge-offs of $18,000 during the three months ended December 31, 2011. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $138,000 for the three months ended December 31, 2012, which was an increase of $119,000 from $19,000 for the three months ended December 31, 2011. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales.

Non-Interest Expense. Non-interest expense increased by $22,000, or 4.60%, to $500,000 for the three months ended December 31, 2012 from $478,000 for the three months ended December 31, 2011. The increase was primarily the result of the increase in professional fees offset by the decrease in salaries, fees and employment expenses. Increase in professional fees of $39,000, or 125.81%, can be attributed to a consulting agreement with a former employee of Fullerton as well as increased costs associated with increased reporting requirements associated with the Company’s public company status. Salaries, fees and employment expenses decreased by $13,000, or 4.42% and can be attributed to the decrease in personnel associated with the Fullerton acquisition that occurred in October 2011.

Income Taxes. The provision for income taxes increased by $26,000, or 54.17%, to $74,000 for the three months ended December 31, 2012 from $48,000 for the three months ended December 31, 2011. The increase in provision for income taxes was due to the increase in the Company’s income before income taxes of $74,000, or 53.62% from $138,000 for the three months ended December 31, 2011 to $212,000 for the three months ended December 31, 2012.

Extraordinary item. The Company recognized $1,022,000 of extraordinary income during the three months ended December 31, 2011 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $99,000 and $1,077,000 for the three months ended December 31, 2012 and 2011, respectively. The decrease in total comprehensive income resulted from a decrease of $974,000 in net income and a decrease of $4,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of December 31, 2012.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash-equivalents totaled $7,414,000. Certificates of deposit of $3,283,000 and securities classified as available for sale totaling $6,879,000, provide additional sources of liquidity. In addition, at December 31, 2012, the Company had the ability to borrow a total of approximately $23,400,000 from the Federal Home Loan

Bank of Atlanta. At December 31, 2012, the Company had $8,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at December 31, 2012.

At December 31, 2012, the Company had $5,666,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of December 31, 2012, totaled $21,621,000, or 38.09%, of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of December 31, 2012, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 14.09%, 26.20% and 27.46%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with the prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At December 31, 2012, the Company had liquid assets of $1,240,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding repurchases during the quarter ending December 31, 2012, see Note 10.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.0	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive Data File (XBRL) furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: February 13, 2013	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: February 13, 2013	Jodi L. Beal
Vice President and Chief Financial Officer