Form 10-Q
period 2013-03-31
Fairmount Bancorp, Inc.
filed 2013-05-15
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, the number of shares of common stock outstanding was 484,839.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2013 and September 30, 2012

	March 31, 2013	September 30, 2012
	(Unaudited)
Assets
Cash and due from banks	$489,263	$513,787
Interest-bearing deposits in other banks	985,424	337,379
Federal funds sold	5,916,700	3,512,020

Cash and cash equivalents	7,391,387	4,363,186

Certificates of deposit	3,283,809	3,531,991
Securities available for sale, at fair value	6,903,461	7,803,575
Securities held to maturity, at amortized cost	3,008,561	3,636,972
Federal Home Loan Bank stock, at cost	453,600	479,700
Loans, net of allowances for loan and lease losses of $836,647 at March 31, 2013 and $617,474 at September 30, 2012	54,045,490	54,650,111
Accrued interest receivable	245,166	290,304
Premises and equipment, net	3,216,966	3,236,995
Foreclosed real estate	—	295,750
Cash surrender value of life insurance	70,736	70,736
Deferred income tax asset	245,057	211,099
Prepaid expenses and other assets	355,918	473,334

Total assets	$79,220,151	$79,043,753

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest-bearing deposits	$740,928	$780,336
Interest-bearing demand deposits	4,460,513	4,355,762
Savings deposits	16,416,368	15,461,977
Certificates of deposit	36,651,148	37,427,659

Total deposits	58,268,957	58,025,734

Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	41,237	42,962
Deferred compensation liability	8,170	8,170
Accounts Payable and other liabilities	28,732	111,697

Total liabilities	66,347,096	66,188,563

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 484,839 and 484,839 outstanding at March 31, 2013 and September 30, 2012, respectively	5,003	5,003
Additional paid in capital	3,981,793	3,979,972
Unearned common stock held by:
Employee Stock Ownership Plan	(251,607)	(251,607)
Recognition and Retention Plan	(245,145)	(162,271)
Retained earnings	9,228,202	9,077,164
Accumulated other comprehensive income	154,809	206,929

Total stockholders’ equity	12,873,055	12,855,190

Total liabilities and stockholders’ equity	$79,220,151	$79,043,753

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three and Six Months Ended March 31, 2013 and 2012

(Unaudited)

	March 31,		March 31,
	2013	2012	2013	2012

Interest and dividend income:
Interest on loans	$757,047	$846,655	$1,574,226	1,711,083
Interest and dividends on investments	62,185	107,353	144,341	193,747

Total interest income	819,232	954,008	1,718,567	1,904,830

Interest expense:
Interest on deposits	117,292	162,159	249,637	347,033
Interest on borrowings	66,086	68,671	133,641	138,091

Total interest expense	183,378	230,830	383,278	485,124

Net interest income	635,854	723,178	1,335,289	1,419,706

Provision for loan and lease losses	125,000	80,000	250,000	180,000

Net interest income after provision for loan and lease losses	510,854	643,178	1,085,289	1,239,706

Non-interest income:
Service fees on deposit accounts	2,276	1,157	3,018	2,802
Other service charges, commissions and fees	18,795	23,837	38,060	39,317
Gain on disposal of assets	—	3,841	116,480	4,737
Other non-interest income	996	1,741	2,108	3,026

Total non-interest income	22,067	30,576	159,666	49,882

Non-interest expense:
Salaries, fees and employment	281,258	254,992	562,953	549,527
Premises and equipment	53,009	49,401	103,774	98,310
Professional fees	40,524	70,283	110,274	101,046
Data processing	30,320	32,485	61,455	58,490
FDIC premiums and regulatory assessments	24,571	22,818	49,079	47,728
Insurance and bond premiums	7,526	5,756	15,221	12,747
Stationery, printing and supplies	6,544	9,808	15,419	22,564
Other operating expenses	65,008	35,347	90,742	68,318

Total non-interest expense	508,760	480,890	1,008,917	958,730

Income before income taxes	24,161	192,864	236,038	330,858

Income taxes	11,000	60,000	85,000	108,000

Income before extraordinary item	13,161	132,864	151,038	222,858

Extraordinary item, gain on business combination	—	—	—	1,022,074

Net income	$13,161	$132,864	$151,038	$1,244,932

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.03	$0.28	$0.34	$0.48
Extraordinary item, gain on business combination, basic	—	—	—	2.19

Net income, basic	$0.03	$0.28	$0.34	$2.67

Basic weighted average shares outstanding	444,819	470,176	444,684	467,222

Net income before extraordinary item, dilutive	$0.03	$0.28	$0.33	$0.47
Extraordinary item, gain on business combination, dilutive	—	—	—	2.17

Net income, dilutive	$0.03	$0.28	$0.33	$2.64

Dilutive weighted average shares outstanding	459,431	472,909	459,296	469,955

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$13,161	$132,864	$151,038	$1,244,932

Other comprehensive income, net of tax:

Change in fair value of securities available for sale	(13,046)	(6,408)	64,360	(41,711)

Amount of unrealized (gains) and losses on available for sale securities reclassified from accumulated other comprehensive income	—	—	(116,480)	—

Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale	—	80	—	160

Total other comprehensive income (loss), net of tax, $8,549, $4,122, $33,958 and $27,071 for the three and six months ended March 31, 2013 and 2012, respectively	(13,046)	(6,328)	(52,120)	(41,551)

Comprehensive income	$115	$126,536	$98,918	$1,203,381

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended March 31, 2013 and 2012

(Unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Share	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2011	$4,440	$3,774,574	$(230,000)	$—	$7,728,798	$199,525	$11,477,337

Net income	—	—	—	—	1,244,932	—	1,244,932

Other comprehensive income (loss)	—	—	—	—	—	(41,551)	(41,551)

Issuance of common stock	563	451,656	—	—	—	—	452,219

Acquisition of unearned ESOP shares	—	—	(63,478)	—	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	(37,168)	—	—	(37,168)

Balance, March 31, 2012 (unaudited)	$5,003	$4,226,230	$(293,478)	$(37,168)	$8,973,730	$157,974	$13,032,291

Balance, September 30, 2012	$5,003	$3,979,972	$(251,607)	$(162,271)	$9,077,164	$206,929	$12,855,190

Net income	—	—	—	—	151,038	—	151,038

Other comprehensive income (loss)	—	—	—	—	—	(52,120)	(52,120)

Repurchase of common stock for RRP	—	—	—	(133,080)	—	—	(133,080)

RRP shares released for allocation	—	(50,206)	—	50,206	—	—	—

Stock based compensation		52,027	—	—	—	—	52,027

Balance, March 31, 2013 (unaudited)	$5,003	$3,981,793	$(251,607)	$(245,145)	$9,228,202	$154,809	$12,873,055

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Six Months Ended March 31, 2013 and 2012

(Unaudited)

	For the Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$151,038	$1,244,932
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	—	(1,022,074)
Depreciation and amortization	62,300	61,936
Amortization and accretion of securities	50,679	23,955
Provision for loan and lease losses	250,000	180,000
Other (gains) and losses, net	(92,582)	(4,737)
(Increase) decrease in accrued interest receivable	45,138	(23,171)
(Increase) decrease in prepaid expenses and other assets	117,416	113,243
Increase (decrease) in accrued interest payable	(1,725)	(438)
Increase (decrease) in accounts payable and other liabilities	(82,965)	(344,696)
Stock based compensation	52,027	—

Net cash provided (used) by operating activities	551,326	228,950

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	—	4,113,398
Proceeds from sales of available for sale securities	1,753,845	189,692
Proceeds from maturities, payments and calls of available for sale securities	1,699,437	871,389
Proceeds from maturities, payments and calls of held to maturity securities	2,000,000	1,000,000
Purchases of available for sale securities	(937,418)	(1,027,656)
Purchases of held to maturity securities	(3,008,434)	(4,499,000)
(Purchases) maturities of certificates of deposit	249,000	(1,221,938)
(Purchases) redemptions of Federal Home Loan Bank stock	26,100	17,200
Net (increase) decrease in loans	354,621	1,571,878
Proceeds from disposal of foreclosed assets	271,852	—
Proceeds from disposal of equipment	—	342,325
(Purchases) disposals of premises and equipment	(42,271)	(15,346)

Net cash provided (used) by investing activities	2,366,732	1,341,942

Cash flows from financing activities:
Net increase (decrease) in deposits	243,223	(1,404,424)
Proceeds from issuance of common stock	—	351,573
Repurchase of common stock	(133,080)	—

Net cash provided (used) by financing activities	110,143	(1,052,851)

Net increase (decrease) in cash and cash equivalents	3,028,201	518,041

Cash and cash equivalents, beginning balance	4,363,186	6,189,026

Cash and cash equivalents, ending balance	$7,391,387	$6,707,067

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$385,003	$485,562
Income taxes	—	410,301
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $33,958 and $27,071, respectively	$(52,120)	$(41,551)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period method of presentation. Such reclassifications have no effect on net income.

Recent Accounting Pronouncements

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The amendments are being made to allow the Board to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has included the required disclosures in its consolidated financial statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

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

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210) - Clarifying Scope of Disclosures about Offsetting Assets and Liabilities.” The objective of this update is to address implementation issues about the scope of ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” The amendments clarify that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, “Derivatives and Hedging,” including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The amendments in the ASU are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments should be applied retrospectively for all comparative periods presented. The Corporation does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013 -02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

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

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2013 and September 30, 2012, are as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$4,627,078	$263,413	$—	$4,890,491
Collateralized Mortgage Obligations	1,083,982	—	(9,266)	1,074,716
State and Municipal Securities	936,730	1,593	(69)	938,254

Total securities available for sale	$6,647,790	$265,006	$(9,335)	$6,903,461

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,008,561	$477	$(13,318)	$2,995,720

Total securities held to maturity	$3,008,561	$477	$(13,318)	$2,995,720

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,629,774	$349,909	$—	$5,979,683
Collateralized Mortgage Obligations	1,832,052	538	(8,698)	1,823,892

Total securities available for sale	$7,461,826	$350,447	$(8,698)	$7,803,575

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,145	$11,784	$—	$2,010,929
State and Municipal Securities	1,637,827	155,142	—	1,792,969

Total securities held to maturity	$3,636,972	$166,926	$—	$3,803,898

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.	Securities (Continued)

The amortized cost and estimated market value of securities at March 31, 2013 and September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	490,227	490,409	992,043	992,520
Due five years to ten years	578,707	586,032	2,016,518	2,003,200
Due after ten years	5,578,856	5,827,020	—	—

	$6,647,790	$6,903,461	$3,008,561	$2,995,720

	September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,937	9,294	1,341,920	1,365,181
Due five years to ten years	123,457	130,580	774,789	837,603
Due after ten years	7,329,432	7,663,701	1,520,263	1,601,114

	$7,461,826	$7,803,575	$3,636,972	$3,803,898

During the six months ended March 31, 2013, the Company sold its state and municipal securities portfolio at a gain. These state and municipal securities were transferred from the held to maturity category to the available for sale category. Although our intention had been to hold held to maturity securities until maturity, a pre-refunding and notice of call on a municipal bond was an event that triggered our reassessment of the classification of our state and municipal withholdings. Proceeds from the sale of available for sale securities totaled $1,753,845, realizing gross gains of $116,480 for the six months ended March 31, 2013. Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the three months ended September 30, 2012.

Securities with gross unrealized losses at March 31, 2013 and September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,074,717	9,266	—	—	1,074,717	9,266
State and Municipal Securities	481,138	69	—	—	481,138	69

	$1,555,855	$9,335	$—	$—	$1,555,855	$9,335

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,003,200	$13,318	$—	$—	$2,003,200	$13,318

	$2,003,200	$13,318	$—	$—	$2,003,200	$13,318

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.	Securities (Continued)

September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,435,900	8,698	—	—	1,435,900	8,698

	$1,435,900	$8,698	$—	$—	$1,435,900	$8,698

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At March 31, 2013, the Company held seven investments with gross unrealized losses totaling ($22,653). At September 30, 2012, the Company held two investments with gross unrealized losses totaling ($8,698).

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

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at March 31, 2013 and September 30, 2012, were as follows:

	March 31, 2013	September 30, 2012
Real estate loans
One-to four-family owner occupied	$24,794,677	$26,097,798
One-to four-family non-owner occupied	17,656,454	17,855,304
Home equity	2,181,951	2,172,247
Mobile home	1,970,292	2,068,672
Secured by other properties	3,131,014	2,613,025
Construction and land development	3,690,061	3,262,452

Total real estate loans	53,424,449	54,069,498

Other loans
Secured commercial	1,505,265	1,212,534
Savings	4,934	10,290

Total other loans	1,510,199	1,222,824

Total loans	54,934,648	55,292,322

Unamortized premiums and loan fees	280,351	319,713
Unearned income on loans	(332,862)	(344,450)
Allowance for loan and lease losses	(836,647)	(617,474)

Total loans, net	$54,045,490	$54,650,111

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

	As of March 31, 2013
	One –to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474
Charge-offs	—	(20,000)	(10,827)	—	—	—	—	(30,827)
Recoveries	—	—	—	—	—	—	—	—
Provision	(6,781)	258,907	(8,693)	4,247	(7,075)	718	8,677	250,000

Ending Balance	$78,436	$512,590	$76,093	$34,689	$73,252	$3,775	$57,812	$836,647

Ending balance: individually evaluated for impairment	$—	$274,879	$2,789	$—	$30,000	$—	$—	$307,668

Ending balance: collectively evaluated for impairment	$78,436	$237,711	$73,304	$34,689	$43,252	$3,775	$57,812	$528,979

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$26,976,628	$17,656,454	$1,970,292	$3,131,014	$3,690,061	$1,510,199		$54,934,648

Ending balance: individually evaluated for impairment	$437,614	$2,190,990	$102,608	$216,000	$396,162	$—		$3,343,374

Ending balance: collectively evaluated for impairment	$26,145,182	$15,465,464	$1,867,684	$2,915,014	$3,293,899	$1,510,199		$51,197,442

Ending balance: loans acquired with deteriorated credit quality	$393,832	$—	$—	$—	$—	$—		$393,832

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2012
	One –to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:

Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(72,815)	(175,000)	—	—	—	—	—	(247,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	93,485	66,660	42,894	4,740	(10,808)	(850)	3,879	200,000

Ending Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474

Ending balance: individually evaluated for impairment	$—	$30,901	$36,517	$—	$—	$—	$—	$67,418

Ending balance: collectively evaluated for impairment	$85,217	$242,782	$59,096	$30,442	$80,327	$3,057	$49,135	$550,056

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,270,045	$17,855,304	$2,068,672	$2,613,025	$3,262,452	$1,222,824		$55,292,322

Ending balance: individually evaluated for impairment	$437,872	$1,577,271	$152,256	$216,000	$—	$—		$2,383,399

Ending balance: collectively evaluated for impairment	$27,434,223	$16,278,033	$1,916,416	$2,397,025	$3,262,452	$1,222,824		$52,510,973

Ending balance: loans acquired with deteriorated credit quality	$397,950	$—	$—	$—	$—	$—		$397,950

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of March 31, 2013 and September 30, 2012:

	March 31, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$23,963,231	$15,100,219	$2,181,951	$1,841,487	$2,915,014	$3,248,081
Special Mention	—	—	—	—	—	—
Substandard	831,446	2,556,235	—	128,805	—	441,980
Doubtful	—	—	—	—	216,000	—

	$24,794,677	$17,656,454	$2,181,951	$1,970,292	$3,131,014	$3,690,061

	Secured Commercial	Savings
Grade:
Pass	$1,505,265	$4,934
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,505,265	$4,934

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$25,261,976	$15,904,215	$2,172,247	$1,814,197	$2,397,025	$2,820,472
Special Mention	—	—	—	74,743	—	—
Substandard	835,822	1,951,089	—	179,732	—	441,980
Doubtful	—	—	—	—	216,000	—

	$26,097,798	$17,855,304	$2,172,247	$2,068,672	$2,613,025	$3,262,452

	Secured Commercial	Savings
Grade:
Pass	$1,212,534	$10,290
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,212,534	$10,290

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of March 31, 2013 and September 30, 2012:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$—	$447,748	$665,329	$1,113,077	$23,681,600	$24,794,677	$—
One-to four-family non-owner occupied	—	113,691	2,190,990	2,304,681	15,351,773	17,656,454	—
Home equity	—	—	—	—	2,181,951	2,181,951	—
Mobile home	35,826	—	54,909	172,629	1,879,557	1,970,292	—
Secured by other properties	—	—	216,000	216,000	2,915,014	3,131,014	—
Construction and land development	—	—	—	45,818	3,690,061	3,690,061	—

Total real estate loans	35,826	561,439	3,127,228	3,724,493	49,699,956	53,424,449	—

Other loans:
Secured commercial	—	—	—	—	1,505,265	1,505,265	—
Savings accounts	—	—	—	—	4,934	4,934	—

Total other loans	—	—	—	—	1,510,199	1,510,199	—

Total loans	$35,826	$561,439	$3,127,228	$3,724,493	$51,109,933	$54,934,648	$—

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$—	$—	$835,822	$835,822	$25,261,976	$26,097,798	$—
One-to four-family non-owner occupied	228,229	—	721,392	949,621	16,905,683	17,855,304	—
Home equity	—	—	—	—	2,172,247	2,172,247	—
Mobile home	46,927	—	103,541	150,468	1,918,204	2,068,672	—
Secured by other properties	—	—	216,000	216,000	2,397,025	2,613,025	—
Construction and land development	—	—	—	—	3,262,452	3,262,452	—

Total real estate loans	275,156	—	1,876,755	2,151,911	51,917,587	54,069,498	—

Other loans:
Secured commercial	—	—	—	—	1,212,534	1,212,534	—
Savings accounts	—	—	—	—	10,290	10,290	—

Total other loans	—	—	—	—	1,222,824	1,222,824	—

Total loans	$275,156	$—	$1,876,755	$2,151,911	$53,140,411	$55,292,322	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	March 31,	September 30,
	2013	2012

Real estate loans:
One-to four-family owner occupied	$831,446	$835,822
One-to four-family non-owner occupied	2,190,990	721,392
Home equity	—	—
Mobile home	54,909	103,541
Secured by other properties	216,000	216,000
Construction and land development	396,162	—

Total real estate loans	3,689,507	1,876,755

Other loans:
Secured commercial	—	—
Savings accounts	—	—

Total other loans	—	—

Total loans	$3,689,507	$1,876,755

At March 31, 2013 and September 30, 2012, there were no loans 90 days past due and still accruing interest. At March 31, 2013, the Company had thirty-seven loans on non-accrual status with foregone interest in the amount of $239,971. At September 30, 2012, the Company had twenty-three loans on non-accrual status with foregone interest in the amount of $160,495.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of March 31, 2013 and September 30, 2012:

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$887,069	$831,446	$—	$887,069	$18,034
One-to four-family non-owner occupied	894,312	701,608	—	894,312	4,430
Secured by other properties	230,275	216,000	—	230,275	—

With an allowance recorded:
One-to four-family non-owner occupied	$1,526,891	$1,489,382	$274,879	$1,526,891	$19,589
Construction and land development	396,162	396,162	30,000	396,162	12,335
Mobile home	106,948	102,608	2,789	106,948	4,688

Total
One-to four-family owner occupied	$887,069	$831,446	$—	$887,069	$18,034
One-to four-family non-owner occupied	2,421,203	2,190,990	274,879	2,421,203	24,019
Secured by other properties	230,275	216,000	—	230,275	—
Construction and land development	396,162	396,162	30,000	396,162	12,335
Mobile home	106,948	102,608	2,789	106,948	4,688

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	896,218	721,392	—	896,218	15,792
Secured by other properties	227,819	216,000	—	225,834	—

With an allowance recorded:
One-to four-family non-owner occupied	$856,752	$855,879	$30,901	$856,752	$47,446
Mobile home	165,267	152,256	36,517	165,267	9,561

Total
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	1,752,970	1,577,271	30,901	1,752,970	63,238
Secured by other properties	227,819	216,000	—	227,819	—
Mobile home	165,267	152,256	36,517	165,267	9,561

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At March 31, 2013, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $137,778. Five loans to the same borrower in the amount of $851,313 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $47,699. At September 30, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $855,879 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $48,715.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class as for the six months ended March 31, 2013:

	Modifications for the six months ended March 31, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$156,437	$156,437
One-to four-family non-owner occupied	5	881,754	764,750
Secured by other properties	1	230,275	230,275
Mobile home	1	47,801	47,012

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family non-owner occupied	—	—

	Modifications as of September 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$151,932	$151,932
One-to four-family non-owner occupied	5	856,752	825,851
Secured by other properties	1	227,819	227,819
Mobile home	1	48,715	46,198

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied	1	$151,932

Note 6.	Fair Value Measurements

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

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active or by model-

based techniques in which all significant inputs are observable in the market for the asset or liability, for substantially the full term of the financial instrument.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Fair Value Measurements (Continued)

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement and based on the Company’s own assumptions about market participants’ assumptions.

The following table presents a summary of financial assets and liabilities measured at fair value at March 31, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total	Total Losses
March 31, 2013
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$4,890,491	$—	$4,890,491	$—
Collateralized mortgage obligations invested in Government Agencies		1,074,716		1,074,716
State and Municipal Securities		938,254		938,254
Impaired loans	—	—	1,680,484	1,680,484	—
Foreclosed assets			—	—	—

September 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,979,683	$—	$5,979,633	$—
Collateralized mortgage obligations invested in Government Agencies		1,823,892		1,823,892
Impaired loans	—	—	940,717	940,717	—
Foreclosed assets	—		295,750	295,750	—

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, there were no losses for the six months ended March 31, 2013 or the year ended September 30, 2012, respectively, recognized as charges to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for March 31, 2013 and September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements for March 31, 2013 and September 30, 2012
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Fair Value Measurements (Continued)

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2011	$717,648	$884,000
Purchases, settlements and charge-offs	(230,000)	(588,250)
Transfers in and/or out of Level 3	453,069	—

Balance, September 30, 2012	940,717	295,750
Purchases, settlements and charge-offs (unaudited)	—	(295,750)
Transfers in and/or out of Level 3 (unaudited)	739,767	—

Balance, March 31, 2013 (unaudited)	$1,680,484	$—

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at March 31, 2013 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$7,391	$7,391	$—	$—	$7,391
Certificates of deposit	3,284	3,284	—	—	3,284
Securities available for sale	6,903	—	6,903	—	6,903
Securities held to maturity	3,009	—	2,996	—	2,996
Federal Home Loan Bank stock	454	—	454	—	454
Loans receivable, net	54,045	—	54,178	1,680	55,858
Foreclosed assets	—	—	—	—	—
Accrued interest receivable	245	—	245	—	245
Financial liabilities:
Deposits	58,269	—	58,204	—	58,204
Federal Home Loan Bank advances	8,000	—	8,882	—	8,882
Accrued interest payable	41	—	41	—	41
Off-Balance sheet financial instruments	—	—		—	—

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,363	$4,363	$—	$—	$4,363
Certificates of Deposit	3,532	3,532			3,532
Securities available for sale	7,804	—	7,804	—	7,804
Securities held to maturity	3,637	—	3,804	—	3,804
Federal Home Loan Bank stock	480	—	480	—	480
Loans receivable, net	54,650	—	54,580	941	55,521
Foreclosed assets	296	—	—	296	296
Accrued interest receivable	290	—	290	—	290
Financial liabilities:
Deposits	58,026	—	58,064	—	58,064
Federal Home Loan Bank advances	8,000	—	8,987	—	8,987
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.	Employee Stock Ownership Plan

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of March 31, 2013, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the six months ended March 31, 2013 and 2012, respectively.

A summary of ESOP shares is as follows:

	March 31, 2013	March 31, 2012
Shares committed for release	16,525	12,523
Unearned shares	23,500	27,502

Total ESOP shares	40,025	40,025

Fair value of unearned shares	$540,500	$418,030

Note 8.	Recognition and Retention Plan

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

be forfeited. As of March 31, 2013, 15,104 shares have been awarded under the plan. During the three months ended March 31, 2013, 3,019 shares vested and were released leaving a balance of 12,085 awarded shares as of March 31, 2013. Compensation expense is being recognized over the vesting period. For the three and six months ended March 31, 2013, the Company recognized $42,568 of compensation expense related to the Recognition and Retention Plan. No compensation expense has been recorded for the three and six months ended March 31, 2012.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At March 31, 2013, all Shares had been acquired by the Trust and there were no shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 9.	Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. As of March 31, 2013, 37,760 options have been granted to eligible employees and non-employee directors. For the three and six months ended March 31, 2013, the Company recognized $9,459 of compensation expense related to the stock options granted. No compensation expense has been recorded for the three and six months ended March 31, 2012.

A summary of the Stock Option Plan during the six months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	37,760	—
Granted	—	$14.10	$4.99

Outstanding at March 31, 2013	37,760

Options Exercisable at March 31, 2013	7,552	$14.10	$4.99

Note 10.	Stock Repurchases

On September 7, 2012, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. On October 4, 2012, the Board of Directors approved an increase in its current stock repurchase program from 25,000 to 40,000 shares, which is equal to approximately 8% of the total shares outstanding. The repurchase program began on September 10, 2012 and was completed in February 2013.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Stock Repurchases (Continued)

The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1 – 30, 2012	22,800	$17.07	22,800	17,200
October 1 – 31, 2012	6,000	17.05	28,800	11,200
November 1 – 30, 2012	1,800	17.10	30,600	9,400
December 1 – 31, 2012	—	—	30,600	9,400
January 1 – 31, 2013	—	—	30,600	9,400
February 1 – 28, 2013	—	—	30,600	9,400

Note 11.	Earnings per Share

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(Unaudited)
Income before extraordinary item	$13,161	$132,864	$151,038	$222,858
Extraordinary item, gain on business combination	—	—	—	1,022,074

Net income	$13,161	$132,864	$151,038	$1,244,932

Weighted average number of shares used in:
Basic earnings per share	444,819	470,176	444,684	467,222
Dilutive common stock equivalents:
Stock options	14,611	2,733	14,611	2,733

Dilutive earnings per share	459,431	472,909	459,296	469,955

Basic and dilutive earnings per common share:
Income before extraordinary item, basic	$0.03	$0.28	$0.34	$0.48
Extraordinary item, gain on business combination, basic	—	—	—	2.19

Net income, basic	$0.03	$0.28	$0.34	$2.67

Income before extraordinary item, dilutive	$0.03	$0.28	$0.33	$0.47
Extraordinary item, gain on business combination, dilutive	—	—	—	2.17

Net income, dilutive	$0.03	$0.28	$0.33	$2.64

Note 12.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2013, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the six month period ended March 31, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2012 included in the Company’s Annual Report on 10-K.

Federal Reserve Notices of Proposed Rulemaking

On June 7, 2012, the Board of Governors of the Federal Reserve System and other federal banking agencies issued three related notices of proposed rulemaking (the “NPRs”) relating to implementation of revised capital rules reflecting requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Basel III international capital standards. Among other things, if adopted as currently proposed, the NPRs would result in a new capital standard consisting of common equity tier 1 capital; would increase capital ratios required for certain existing capital categories and add a requirement for a capital conservation buffer (failure to meet these standards would result in limitations on capital distributions, as well as executive bonuses); and would add more conservative standards for securities included in regulatory capital, which would phase-out trust preferred securities as a component of tier 1 capital commencing January 1, 2013. In addition, the NPRs would deduct more assets from regulatory capital and revise methodologies for determining risk-weighted assets, including applying a more risk-sensitive treatment to residential mortgage exposures and to past due or nonaccrual loans. The NPRs provide for various phase-in periods over the next several years.

Many industry participants expressed concern that they may be subject to a final regulatory capital rule without sufficient time to understand the rule or to make necessary changes. In response to comments received and views expressed, the agencies assumed that they did not expect the NPRs would become effective on January 1, 2013. No later date was declared. Management will continue to evaluate the potential impact of the NPRs to ensure the capital levels of both the Company and the Bank exceed the amounts required to be deemed “well capitalized.” The Company and the Bank will be subject to many provisions in the NPRs, but until final rules are issued we cannot predict the actual effect. The final regulations applicable to the Company and the Bank may be substantially different from those proposed in the NPRs.

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total assets increased by $176,000, or 0.22%, to $79,220,000 at March 31, 2013 from $79,044,000 at September 30, 2012.

Cash and cash equivalents increased from $4,363,000 at September 30, 2012 to $7,391,000 at March 31, 2013. This was an increase of $3,028,000 or 69.40%. The increase in cash and cash equivalents was primarily funded by decreases in the investment securities.

Certificates of deposit decreased by $248,000 or 7.02% to $3,284,000 at March 31, 2013 from $3,532,000 at September 30, 2012.

Investment securities decreased by $1,529,000, or 13.36%, to $9,912,000, at March 31, 2013, from $11,441,000 at September 30, 2012. The decrease was primarily the result of $5,453,000 in sales, maturities, payments and calls offset by purchases of $3,946,000.

Total net loans decreased from $54,650,000 at September 30, 2012 to $54,045,000 at March 31, 2013. This represented a decrease of $605,000, or 1.11%. The change was primarily attributable to decreases in one-to four-family mortgage loans of $1,501,000, or 3.42% offset by increases in loans secured by other properties of $518,000, or 19.82%, increases in construction and land development loans of $428,000, or 13.11% and increases in secured commercial loans of $293,000, or 24.14%.

Total liabilities at March 31, 2013 were $66,347,000, an increase of $158,000, or 0.24%, from $66,189,000 at September 30, 2012.

Deposits increased from $58,026,000 at September 30, 2012 to $58,269,000 at March 31, 2013. The increase of $243,000, or 0.42% was primarily attributable to increases in savings of $954,000, or 6.17% from $15,462,000 at September 30, 2012 to $16,416,000 at March 31, 2013 offset by decreases in certificates of deposit of $777,000, or 2.08% from $37,428,000 at September 30, 2012 to $36,651,000 at March 31, 2013.

Stockholders’ equity was $12,873,000, or 16.25%, of total assets at March 31, 2013, compared to $12,855,000, or 16.26%, of total assets at September 30, 2012. The Company recorded net income; $151,000 for the six months ending March 31, 2013. In September 2012, the Company instituted a stock repurchase program, which resulted in a decrease of $133,000 for the six months ending March 31, 2013 due the repurchase of 7,800 shares of common stock for the RRP Trust. Comprehensive income decreased by $52,000 related to the interest rate fluctuations on the Company’s available for sale securities portfolio. The Company also recorded stock based compensation of $52,000.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview. Net income decreased by $120,000, or 90.23%, to $13,000 for the three months ended March 31, 2013 from $133,000 for the three months ended March 31, 2012. Net interest income decreased by $88,000, or 12.15%, to $636,000 for the three months ended March 31, 2013 from $724,000 for the three months ended March 31, 2012. Provision for loan and lease losses increased by $45,000, or 56.25%, to $125,000 for the three months ended March 31, 2013 from $80,000 for the three months ended March 31, 2012. Non-interest income decreased $8,000 from $30,000 for the three months ended March 31, 2012 to $22,000 for the three months ended March 31, 2013. Non-interest expense increased $28,000, or 5.82%, to $509,000 for the three months ended March 31, 2013 from $481,000 for the three months ended March 31, 2012.

Net Interest Income. Net interest income decreased $88,000, or 12.15%, to $636,000 for the three months ended March 31, 2013 from $724,000 for the three months ended March 31, 2012. The decrease primarily resulted from the combined effects of a decrease of $135,000, or 14.15%, in interest and dividend income to $819,000 for the three months ended March 31, 2013 from $954,000 for the three months ended March 31, 2012, and a decrease of $47,000, or 20.43%, in interest expense to $183,000 for the three months ended March 31, 2013 from $230,000 for the three months ended March 31, 2012. The decrease in interest and dividend income was the result of a decrease in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $45,000 to $125,000 for the three months ended March 31, 2013, from $80,000 for the three months ended March 31, 2012. The Company recorded charge-offs of $30,827 during the three months ended March 31, 2013. The Company recorded charge-offs of $170,000 during the three months ended March 31, 2012. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $22,000 for the three months ended March 31, 2013, which was a decrease of $8,000 from $30,000 for the three months ended March 31, 2012. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales.

Non-Interest Expense. Non-interest expense increased by $28,000, or 5.82%, to $509,000 for the three months ended March 31, 2013 from $481,000 for the three months ended March 31, 2012. The increase was primarily the result of the increases salaries, fees and employment expenses and other operating expenses offset by a decrease in professional fees. Salaries, fees and employment expenses increased by $27,000, or 10.59%, to $282,000 for the three months ended March 31, 2013 from $255,000 for the three months ended March 31, 2012. The increase was the result of the expensing of stock based compensation. The increase in other operating expenses of $30,000, or 85.71%, from $35,000 at March 31, 2012 to $65,000 at March 31, 2013 can be attributed to $23,000 in losses and costs on sale of real estate acquired through foreclosure. The decrease in professional fees of $30,000, or 42.86%, can be attributed to a consulting agreement in place during the three months ended March 31, 2012 with a former employee of Fullerton.

Income Taxes. The provision for income taxes decreased by $49,000, or 81.67%, to $11,000 for the three months ended March 31, 2013 from $60,000 for the three months ended March 31, 2012. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of $169,000, or 87.56% from $193,000 for the three months ended March 31, 2012 to $24,000 for the three months ended March 31, 2013.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $0 and $127,000 for the three months ended March 31, 2013 and 2012, respectively. The decrease in total comprehensive income resulted from a decrease of $120,000 in net income and a decrease of $7,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Six Months Ended March 31, 2013 and 2012

Overview. Net income decreased by $1,094,000 from $1,245,000 for the six months ended March 31, 2012 to $151,000 for the six months ended March 31, 2013. This decrease in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income decreased by $85,000, or 5.99%, to $1,335,000 for the six months ended March 31, 2013 from $1,420,000 for the six months ended March 31, 2012. Provision for loan and lease losses increased by $70,000, or 38.89%, to $250,000 for the six months ended March 31, 2013 from $180,000 for the six months ended March 31, 2012. Non-interest income increased $110,000 from $50,000 for the six months ended March 31, 2012 to $160,000 for the six months ended March 31, 2013. Non-interest expense increased $50,000, or 5.21%, to $1,009,000 for the six months ended March 31, 2013 from $959,000 for the six months ended March 31, 2012.

Net Interest Income. Net interest income decreased $85,000, or 5.99%, to $1,335,000 for the six months ended March 31, 2013 from $1,420,000 for the six months ended March 31, 2012. The decrease primarily resulted from the combined effects of a decrease of $187,000, or 9.82%, in interest and dividend income to $1,718,000 for the six months ended March 31, 2013 from $1,905,000 for the six months ended March 31, 2012, and a decrease of $102,000, or 21.03%, in interest expense to $383,000 for the six months ended March 31, 2013 from $485,000 for the six months ended March 31, 2012. The decrease in interest and dividend income was mainly the result of decreases in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. Non-performing loans totaled $3,690,000 at March 31, 2013 and $1,877,000 at September 30, 2012. The increase of $1,813,000 was the result of an increase of $1,470,000 in non-performing one-to four-family non-owner occupied loans and an increase of $396,000 in construction and land development loans. The Company’s non-performing loans to total loans increased to 6.72% at March 31, 2013, from 3.39% at September 30, 2012.

Non-performing assets, not including non-performing loans, totaled $0 at March 31, 2013 and $296,000 at September 30, 2012. The Company sold other real estate owned during the six months ended March 31, 2013, recording a loss of $24,000.

The Company has classified as impaired, loans that are 90 days or more delinquent or troubled debt restructurings. The amount of impaired loans of $3,737,000 as of March 31, 2013, was comprised of sixteen loan relationships. Of the sixteen loan relationships, four relationships were secured by one-to four-family owner occupied residential properties in the amount of $831,000, eight relationships were secured by one-to four-family non-owner occupied residential properties in the amount of $2,191,000, two loans were secured by mobile homes in the amount of $103,000, one loan secured by other properties in the amount of $216,000 and one loan secured by construction and land development in the amount of $396,000.

For the six months ended the Company recorded a provision for loan and lease losses in the amount of $250,000. This was an increase of $70,000, or 38.89%, from $180,000 for the six months ended March 31, 2012. The increase in the provision was necessary due to increases in nonperforming and impaired loans during the six months ended March 31, 2013. The Company has provided for all losses that are both probable and reasonably estimable at March 31, 2013.

Non-Interest Income. Non-interest income was $160,000 for the six months ended March 31, 2013, which was an increase of $110,000 from $50,000 for the six months ended March 31, 2012. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales.

Non-Interest Expense. Non-interest expense increased by $50,000, or 5.21%, to $1,009,000 for the six months ended March 31, 2013 from $959,000 for the six months ended March 31, 2012. The increase was primarily the result of increases in salaries, fees and employment expenses, increases in professional fees and increases in other operating expenses. The increase in salaries, fees and employment expenses of $13,000, or 2.36%, can be attributed to the recording of stock based compensation. Professional fees increased from $101,000 for the six months ended March 31, 2012 to $110,000 for the March 31, 2013. This increase of $9,000, or 8.91%, was the result of the increased reporting requirements associated with the Company’s public company status. Increases in other operating expenses of $23,000 or 33.82% from $68,000 for the six months ended March 31, 2012 to $91,000 for the six months ended March 31, 2012 can be attributed to $23,000 in losses and costs on sale of real estate acquired through foreclosure.

Income Taxes. The provision for income taxes decreased by $23,000, or 21.30%, to $85,000 for the six months ended March 31, 2013 from $108,000 for the six months ended March 31, 2012. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes and extraordinary gain of $95,000, or 28.70%, from $331,000 for the six months ended March 31, 2012 to $236,000 for the six months ended March 31, 2013.

Extraordinary Item. The Company recognized $1,022,000 of extraordinary income during the six months ended March 31, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $99,000 and $1,203,000 for the six months ended March 31, 2013 and 2012, respectively. The decrease in total comprehensive income resulted from a decrease of $1,094,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $10,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of March 31, 2013.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash-equivalents totaled $7,391,000. Certificates of deposit of $3,283,000 and securities classified as available for sale totaling $6,903,000, provide additional sources of liquidity. In addition, at March 31, 2013, the Company had the ability to borrow a total of approximately $23,700,000 from the Federal Home Loan Bank of Atlanta. At March 31, 2013, the Company had $8,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at March 31, 2013.

At March 31, 2013, the Company had $5,666,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of March 31, 2013, totaled $21,621,000, or 38.09%, of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of March 31, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 14.00%, 25.91% and 27.17% respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with the prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At March 31, 2013, the Company had liquid assets of $1,220,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding repurchases during the quarter ended March 31, 2013, see Note 10 of Notes to Consolidated Financial Statements (Unaudited)

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: May 15, 2013	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: May 15, 2013	Jodi L. Beal
Vice President and Chief Financial Officer