Form 10-Q
period 2013-06-30
Fairmount Bancorp, Inc.
filed 2013-08-14
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the number of shares of common stock outstanding was 484,839.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2013 and September 30, 2012

	June 30, 2013	September 30, 2012
	(Unaudited)
Assets
Cash and due from banks	$214,523	$513,787
Interest-bearing deposits in other banks	922,717	337,379
Federal funds sold	5,315,840	3,512,020

Cash and cash equivalents	6,453,080	4,363,186

Certificates of deposit	3,533,436	3,531,991
Securities available for sale, at fair value	6,355,878	7,803,575
Securities held to maturity, at amortized cost	3,008,399	3,636,972
Federal Home Loan Bank stock, at cost	453,700	479,700
Loans, net of allowances for loan and lease losses of $701,315 at June 30, 2013 and $617,474 at September 30, 2012	54,975,570	54,650,111
Accrued interest receivable	245,223	290,304
Premises and equipment, net	3,185,893	3,236,995
Foreclosed real estate	—	295,750
Cash surrender value of life insurance	72,658	70,736
Deferred income tax asset	291,328	211,099
Prepaid expenses and other assets	272,798	473,334

Total assets	$78,847,963	$79,043,753

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$981,504	$780,336
Interest-bearing demand deposits	4,062,782	4,355,762
Savings deposits	16,880,659	15,461,977
Certificates of deposit	35,945,412	37,427,659

Total deposits	57,870,357	58,025,734
Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	44,451	42,962
Deferred compensation liability	—	8,170
Accounts Payable and other liabilities	82,889	111,697

Total liabilities	65,997,697	66,188,563

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 484,839 and 484,839 outstanding at June 30, 2013 and September 30, 2012, respectively	5,003	5,003
Additional paid in capital	3,995,888	3,979,972
Unearned common stock held by:
Employee Stock Ownership Plan	(251,607)	(251,607)
Recognition and Retention Plan	(245,145)	(162,271)
Retained earnings	9,262,338	9,077,164
Accumulated other comprehensive income	83,789	206,929

Total stockholders’ equity	12,850,266	12,855,190

Total liabilities and stockholders’ equity	$78,847,963	$79,043,753

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three and Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:
Interest on loans	$786,820,	$801,976	$2,361,047	2,513,058
Interest and dividends on investments	62,730	104,551	207,071	298,299

Total interest income	849,550	906,527	2,568,118	2,811,357

Interest expense:
Interest on deposits	110,847	151,356	360,485	498,389
Interest on borrowings	66,821	67,806	200,462	205,896

Total interest expense	177,668	219,162	560,947	704,285

Net interest income	671,882	687,365	2,007,171	2,107,072
Provision for loan and lease losses	150,000	45,000	400,000	225,000

Net interest income after provision for loan and lease losses	521,882	642,365	1,607,171	1,882,072

Non-interest income:
Service fees on deposit accounts	1,501	724	4,519	3,526
Other service charges, commissions and fees	28,457	16,102	66,517	55,420
Gain on disposal of assets	—	—	116,480	4,737
Other non-interest income	7,469	10,083	9,576	13,108

Total non-interest income	37,427	26,909	197,092	76,791

Non-interest expense:
Salaries, fees and employment	314,914	282,547	877,868	832,074
Premises and equipment	51,639	45,568	155,413	143,878
Professional fees	45,907	67,616	156,181	168,663
Data processing	34,076	26,719	95,531	85,209
FDIC premiums and regulatory assessments	27,816	24,809	76,895	72,536
Insurance and bond premiums	12,583	14,957	27,804	27,704
Stationery, printing and supplies	4,022	6,759	19,441	29,323
Other operating expenses	28,215	52,399	118,956	120,718

Total non-interest expense	519,172	521,374	1,528,089	1,480,105

Income before income taxes	40,137	147,900	276,174	478,758
Income taxes	6,000	47,000	91,000	155,000

Income before extraordinary item	34,137	100,900	185,174	323,758
Extraordinary item, gain on business combination	—	—	—	1,022,074

Net income	$34,137	$100,900	$185,174	$1,345,832

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.08	$0.21	$0.42	$0.69
Extraordinary item, gain on business combination, basic	—	—	—	2.19

Net income, basic	$0.08	$0.21	$0.42	$2.88

Basic weighted average shares outstanding	446,597	470,176	445,322	468,203

Net income before extraordinary item, dilutive	$0.07	$0.21	$0.40	$0.69
Extraordinary item, gain on business combination, dilutive	—	—	—	2.17

Net income, dilutive	$0.07	$0.21	$0.40	$2.86

Dilutive weighted average shares outstanding	459,004	472,909	457,729	470,936

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$34,137	$100,900	$185,174	$1,345,832
Other comprehensive income, net of tax:
Change in fair value of securities available for sale	(71,020)	34,067	(6,660)	(7,644)
Amount of unrealized (gains) and losses on available for sale securities reclassified from accumulated other comprehensive income	—	—	(116,480)	—
Amortization of unrealized loss for investment securities transferred to held to maturity from available for sale	—	80	—	240

Total other comprehensive income (loss), net of tax, $46,271, $22,246, $80,229 and $4,825 for the three and nine months ended June 30, 2013 and 2012, respectively	(71,020)	34,147	(123,140)	(7,404)

Comprehensive income (loss)	$(36,883)	$135,047	$62,034	$1,338,428

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended June 30, 2013 and 2012

(Unaudited)

						Accumulated
		Additional	Unearned	Unearned		Other	Total
	Common	Paid-In	ESOP	RRP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Share	Shares	Earnings	Income	Equity
Balance, September 30, 2011	$4,440	$3,774,574	$(230,000)	$—	$7,728,798	$199,525	$11,477,337
Net income	—	—	—	—	1,345,832	—	1,345,832
Other comprehensive income (loss)	—	—	—	—	—	(7,404)	(7,404)
Issuance of common stock	563	451,656	—	—	—	—	452,219
Acquisition of unearned ESOP shares	—	—	(63,478)	—	—	—	(63,478)
Acquisition of unearned RRP shares	—	—	—	(37,168)	—	—	(37,168)

Balance, June 30, 2012 (unaudited)	$5,003	$4,226,230	$(293,478)	$(37,168)	$9,074,630	$192,121	$13,167,338

Balance, September 30, 2012	$5,003	$3,979,972	$(251,607)	$(162,271)	$9,077,164	$206,929	$12,855,190
Net income	—	—	—	—	185,174	—	185,174
Other comprehensive income (loss)	—	—	—	—	—	(123,140)	(123,140)
Repurchase of common stock for RRP	—	—	—	(133,080)	—	—	(133,080)
RRP shares released for allocation	—	(50,206)	—	50,206	—	—	—
Stock based compensation		66,122	—	—	—	—	66,122

Balance, June 30, 2013 (unaudited)	$5,003	$3,995,888	$(251,607)	$(245,145)	$9,262,338	$83,789	$12,850,266

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	For the Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$185,174	$1,345,832
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	—	(1,022,074)
Depreciation and amortization	96,000	91,659
Amortization and accretion of securities	71,719	34,010
Provision for loan and lease losses	400,000	225,000
Loss on write-down in value of foreclosed assets	—	18,000
Other (gains) and losses, net	(92,757)	(4,187)
(Increase) decrease in accrued interest receivable	45,081	(12,641)
(Increase) decrease in cash surrender value of life insurance	(1,922)	(1,927)
(Increase) decrease in prepaid expenses and other assets	200,536	83,507
Increase (decrease) in accrued interest payable	1,489	(147)
Increase (decrease) in accounts payable and other liabilities	(28,808)	(310,259)
Stock based compensation	66,122	—

Net cash provided (used) by operating activities	942,634	446,773

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	—	4,113,398
Proceeds from sales of available for sale securities	1,753,845	189,692
Proceeds from maturities, payments and calls of available for sale securities	2,449,267	1,268,850
Proceeds from maturities, payments and calls of held to maturity securities	2,000,000	1,142,857
Purchases of available for sale securities	(1,278,086)	(1,027,656)
Purchases of held to maturity securities	(3,008,434)	(4,499,000)
(Purchases) maturities of certificates of deposit	(375)	(2,689,978)
(Purchases) redemptions of Federal Home Loan Bank stock	26,000	101,800
Net (increase) decrease in loans	(725,459)	2,219,443
Proceeds from disposal of foreclosed assets	272,027	87,450
Proceeds from disposal of equipment	—	342,325
(Purchases) disposals of premises and equipment	(44,898)	(15,346)

Net cash provided (used) by investing activities	1,443,887	1,233,835

Cash flows from financing activities:
Net increase (decrease) in deposits	(155,377)	(114,467)
Net increase (decrease) in borrowings	—	(2,000,000)
Proceeds from issuance of common stock	—	351,573
Payments on accrued deferred compensation obligation	(8,170)	—
Repurchase of common stock	(133,080)	—

Net cash provided (used) by financing activities	(296,627)	(1,762,894)

Net increase (decrease) in cash and cash equivalents	2,089,894	(82,286)
Cash and cash equivalents, beginning balance	4,363,186	6,189,026

Cash and cash equivalents, ending balance	$6,453,080	$6,106,740

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$559,458	$704,432
Income taxes	—	510,301
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale—net of tax effect of $80,229 and $4,825, respectively	$(123,140)	$(7,404)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2013, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

Nature of Operations

The Bank is a community-oriented federal savings bank, which provides a variety of financial services to individuals and corporate customers through its office in Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

savings, certificates of deposit and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulation of certain Federal agencies and undergoes periodic examination by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period method of presentations. Such reclassifications have no effect on net income.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies (Continued)

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” The objective of this amendment is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived tangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued.

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

Note 3. Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2013 and September 30, 2012, are as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$4,193,937	$174,565	$—	$4,368,502
Collateralized Mortgage Obligations	747,525	—	(8,246)	739,279
State and Municipal Securities	1,276,036	—	(27,939)	1,248,097

Total securities available for sale	$6,217,498	$174,565	$(36,185)	$6,355,878

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,008,399	$—	$(76,589)	$2,931,810

Total securities held to maturity	$3,008,399	$—	$(76,589)	$2,931,810

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,629,774	$349,909	$—	$5,979,683
Collateralized Mortgage Obligations	1,832,052	538	(8,698)	1,823,892

Total securities available for sale	$7,461,826	$350,447	$(8,698)	$7,803,575

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,145	$11,784	$—	$2,010,929
State and Municipal Securities	1,637,827	155,142	—	1,792,969

Total securities held to maturity	$3,636,972	$166,926	$—	$3,803,898

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3. Securities (Continued)

The amortized cost and estimated market value of securities at June 30, 2013 and September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	560,030	562,173	992,452	969,960
Due five years to ten years	497,445	479,723	2,015,947	1,961,850
Due after ten years	5,160,023	5,313,982	—	—

	$6,217,498	$6,355,878	$3,008,399	$2,931,810

	September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	8,937	9,294	1,341,920	1,365,181
Due five years to ten years	123,457	130,580	774,789	837,603
Due after ten years	7,329,432	7,663,701	1,520,263	1,601,114

	$7,461,826	$7,803,575	$3,636,972	$3,803,898

During the nine months ended June 30, 2013, the Company sold its state and municipal securities portfolio at a gain. These state and municipal securities were transferred from the held to maturity category to the available for sale category. Although our intention had been to hold held to maturity securities until maturity, a pre-refunding and notice of call on a municipal bond was an event that triggered our reassessment of the classification of our state and municipal withholdings. Proceeds from the sale of available for sale securities totaled $1,753,845, realizing gross gains of $116,480 for the nine months ended June 30, 2013. Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the year ended September 30, 2012.

Securities with gross unrealized losses at June 30, 2013 and September 30, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	739,279	8,246	—	—	739,279	8,246
State and Municipal Securities	1,248,097	27,939	—	—	1,248,097	27,939

	$1,987,376	$36,185	$—	$—	$1,987,376	$36,185

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,931,810	$76,589	$—	$—	$2,931,810	$76,589

	$2,931,810	$76,589	$—	$—	$2,931,810	$76,589

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

At June 30, 2013, the Company held ten investments with gross unrealized losses totaling $112,774. At September 30, 2012, the Company held two investments with gross unrealized losses totaling $8,698.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4. Loans and Allowance for Loan and Leases Losses

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at June 30, 2013 and September 30, 2012, were as follows:

	June 30, 2013	September 30, 2012
Real estate loans
One-to four-family owner occupied	$25,209,744	$26,097,798
One-to four-family non-owner occupied	17,286,603	17,855,304
Home equity	2,462,511	2,172,247
Mobile home	1,952,121	2,068,672
Secured by other properties	2,917,522	2,613,025
Construction and land development	4,472,229	3,262,452

Total real estate loans	54,300,730	54,069,498

Other loans
Secured commercial	1,422,499	1,212,534
Savings	4,665	10,290

Total other loans	1,427,164	1,222,824

Total loans	55,727,894	55,292,322

Unamortized premiums and loan fees	265,212	319,713
Unearned income on loans	(316,221)	(344,450)
Allowance for loan and lease losses	(701,315)	(617,474)

Total loans, net	$54,975,570	$54,650,111

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of June 30, 2013
	One –to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474
Charge-offs	—	(309,019)	(7,140)	—	—	—	—	(316,159)
Recoveries	—	—	—	—	—	—	—	—
Provision	(4,687)	447,332	(27,208)	1,723	2,233	511	(19,904)	400,000

Ending Balance	$80,530	$411,996	$61,265	$32,165	$82,560	$3,568	$29,231	$701,315

Ending balance: individually evaluated for impairment	$—	$145,071	$502	$—	$30,000	$—	$—	$175,573

Ending balance: collectively evaluated for impairment	$80,530	$266,925	$60,763	$32,165	$52,560	$3,568	$29,231	$525,742

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$27,672,255	$17,286,603	$1,952,121	$2,917,522	$4,472,229	$1,427,164		$55,727,894

Ending balance: individually evaluated for impairment	$436,837	$1,898,818	$107,220	$214,555	$396,223	$—		$3,053,653

Ending balance: collectively evaluated for impairment	$26,843,316	$15,387,785	$1,844,901	$2,702,967	$4,076,006	$1,427,164		$52,282,139

Ending balance: loans acquired with deteriorated credit quality	$392,102	$—	$—	$—	$—	$—		$392,102

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of June 30, 2013 and September 30, 2012:

	June 30, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:
Pass	$24,380,805	$14,830,693	$2,462,511	$1,819,190	$2,702,967	$4,030,188
Special Mention	—	—	—	—	—	—
Substandard	828,939	2,111,257	—	132,931	—	442,041
Doubtful	—	344,653	—	—	214,555	—

	$25,209,744	$17,286,603	$2,462,511	$1,952,121	$2,917,522	$4,472,229

	Secured Commercial	Savings
Grade:
Pass	$1,422,499	$4,665
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,422,499	$4,665

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of June 30, 2013 and September 30, 2012:

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$226,614	$465,324	$691,938	$24,517,806	$25,209,744	$—
One-to four-family non-owner occupied	113,316	—	1,898,818	2,012,134	15,274,469	17,286,603	—
Home equity	—	—	—	—	2,462,511	2,462,511	—
Mobile home	83,690	36,201	—	119,891	1,832,230	1,952,121	—
Secured by other properties	—	—	214,555	214,555	2,702,967	2,917,522	—
Construction and land development	—	396,223	—	396,223	4,076,006	4,472,229	—

Total real estate loans	197,006	659,038	2,578,697	3,434,741	50,865,989	54,300,730	—

Other loans:
Secured commercial	—	—	—	—	1,422,499	1,422,499	—
Savings accounts	—	—	—	—	4,665	4,665	—

Total other loans	—	—	—	—	1,427,164	1,427,164	—

Total loans	$197,006	$659,038	$2,578,697	$3,434,741	$52,293,153	$55,727,894	$—

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$835,822	$835,822	$25,261,976	$26,097,798	$—
One-to four-family non-owner occupied	228,229	—	721,392	949,621	16,905,683	17,855,304	—
Home equity	—	—	—	—	2,172,247	2,172,247	—
Mobile home	46,927	—	103,541	150,468	1,918,204	2,068,672	—
Secured by other properties	—	—	216,000	216,000	2,397,025	2,613,025	—
Construction and land development	—	—	—	—	3,262,452	3,262,452	—

Total real estate loans	275,156	—	1,876,755	2,151,911	51,917,587	54,069,498	—

Other loans:
Secured commercial	—	—	—	—	1,212,534	1,212,534	—
Savings accounts	—	—	—	—	10,290	10,290	—

Total other loans	—	—	—	—	1,222,824	1,222,824	—

Total loans	$275,156	$—	$1,876,755	$2,151,911	$53,140,411	$55,292,322	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	June 30, 2013	September 30, 2012
Real estate loans:
One-to four-family owner occupied	$828,939	$835,822
One-to four-family non-owner occupied	1,898,818	721,392
Home equity	—	—
Mobile home	60,200	103,541
Secured by other properties	214,555	216,000
Construction and land development	396,223	—

Total real estate loans	3,398,735	1,876,755

Other loans:
Secured commercial	—	—
Savings accounts	—	—

Total other loans	—	—

Total loans	$3,398,735	$1,876,755

At June 30, 2013 and September 30, 2012, there were no loans 90 days past due and still accruing interest. At June 30, 2013, the Company had thirty-six loans on non-accrual status with foregone interest in the amount of $282,815. At September 30, 2012, the Company had twenty-three loans on non-accrual status with foregone interest in the amount of $160,495.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of June 30, 2013 and September 30, 2012:

	June 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family owner occupied	$886,778	$828,939	$—	$886,778	$25,713
One-to four-family non-owner occupied	896,099	697,391	—	896,099	7,925
Secured by other properties	227,470	214,555	—	227,470	—
Mobile home	60,213	60,200	—	60,213	2,992
With an allowance recorded:
One-to four-family non-owner occupied	$1,258,347	$1,201,427	$145,071	$1,258,347	$22,242
Construction and land development	400,995	396,223	30,000	400,995	12,335
Mobile home	47,151	47,020	502	47,151	2,374
Total
One-to four-family owner occupied	$886,778	$828,939	$—	$886,778	$25,713
One-to four-family non-owner occupied	2,154,446	1,898,818	145,071	2,154,446	30,167
Secured by other properties	227,470	214,555	—	227,470	—
Construction and land development	400,995	396,223	30,000	400,995	12,335
Mobile home	107,364	107,220	502	107,364	5,366

	September 30, 2012
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	896,218	721,392	—	896,218	15,792
Secured by other properties	227,819	216,000	—	227,819	—
With an allowance recorded:
One-to four-family non-owner occupied	$856,752	$855,879	$30,901	$856,752	$47,446
Mobile home	165,267	152,256	36,517	165,267	9,561
Total
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	1,752,970	1,577,271	30,901	1,752,970	63,238
Secured by other properties	227,819	216,000	—	227,819	—
Mobile home	165,267	152,256	36,517	165,267	9,561

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At June 30, 2013, we had nine loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $137,001. Five loans to the same borrower in the amount of $783,503 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $214,555 and two loans were secured by mobile home loans in the amount of $107,220. At September 30, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $855,879 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $48,715.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5. Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of impaired loans that were modified due to a TDR by class for the nine months ended June 30, 2013:

	Modifications for the three months ended June 30, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Mobile home	1	$60,200	$60,213

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family non-owner occupied	1	67,000

	Modifications for the nine months ended June 30, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Mobile home	1	$60,200	$60,213

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied	1	$67,000

Modifications for the three months ended June 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring	—	—	—

Recorded Investment
Troubled Debt Restructuring that subsequently defaulted		—

Modifications for the nine months ended June 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$159,295	$146,827
One-to four-family non-owner occupied	4	825,119	792,587

Recorded Investment
Troubled Debt Restructuring that subsequently defaulted	—	—

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value at June 30, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total	Total Losses
June 30, 2013
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$4,368,502	$—	$4,368,502	$—
Collateralized mortgage obligations invested in Government Agencies		739,279		739,279
State and Municipal Securities		1,248,097		1,248,097
Impaired loans	—	—	1,469,097	1,469,097	—
Foreclosed assets			—	—	—
September 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,979,683	$—	$5,979,683	$—
Collateralized mortgage obligations invested in Government Agencies		1,823,892		1,823,892
Impaired loans	—	—	940,717	940,717	—
Foreclosed assets	—		295,750	295,750	—

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, there were no losses for the nine months ended June 30, 2013 or the year ended September 30, 2012, respectively, recognized as charges to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for June 30, 2013 and September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements for June 30, 2013 and September 30, 2012
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Fair Value Measurements (Continued)

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2011	$717,648	$884,000
Purchases, settlements and charge-offs	(230,000)	(588,250)
Transfers in and/or out of Level 3	453,069	—

Balance, September 30, 2012	940,717	295,750
Purchases, settlements and charge-offs (unaudited)	(287,000)	(295,750)
Transfers in and/or out of Level 3 (unaudited)	815,380	—

Balance, June 30, 2013 (unaudited)	$1,469,097	$—

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$6,453	$6,453	$—	$—	$6,453
Certificates of deposit	3,533	3,533	—	—	3,533
Securities available for sale	6,356	—	6,356	—	6,356
Securities held to maturity	3,008	—	2,932	—	2,932
Federal Home Loan Bank stock	454	—	454	—	454
Loans receivable, net	54,976	—	54,144	1,469	55,728
Foreclosed assets	—	—	—	—	—
Accrued interest receivable	245	—	245	—	245
Financial liabilities:
Deposits	57,870	—	57,787	—	57,787
Federal Home Loan Bank advances	8,000	—	8,712	—	8,712
Accrued interest payable	44	—	44	—	44
Off-Balance sheet financial instruments	—	—		—	—

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,363	$4,363	$—	$—	$4,363
Certificates of Deposit	3,532	3,532			3,532
Securities available for sale	7,804	—	7,804	—	7,804
Securities held to maturity	3,637	—	3,804	—	3,804
Federal Home Loan Bank stock	480	—	480	—	480
Loans receivable, net	54,650	—	54,580	941	55,521
Foreclosed assets	296	—	—	296	296
Accrued interest receivable	290	—	290	—	290
Financial liabilities:
Deposits	58,026	—	58,064	—	58,064
Federal Home Loan Bank advances	8,000	—	8,987	—	8,987
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of June 30, 2013, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the nine months ended June 30, 2013 and 2012, respectively.

A summary of ESOP shares is as follows:

	June 30, 2013	June 30, 2012
Shares committed for release	16,525	12,523
Unearned shares	23,500	27,502

Total ESOP shares	40,025	40,025

Fair value of unearned shares	$493,500	$396,579

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 8. Recognition and Retention Plan (Continued)

be forfeited. As of June 30, 2013, 15,104 shares have been awarded under the plan. During the nine months ended June 30, 2013, 3,019 shares vested and were released leaving a balance of 12,085 awarded shares as of June 30, 2013. Compensation expense is being recognized over the vesting period. For the nine months ended June 30, 2013, the Company recognized $42,568 of compensation expense related to the Recognition and Retention Plan. No compensation expense has been recorded for the three and nine months ended June 30, 2012.

The Recognition and Retention Plan Trust (the “Trust”) has been established to acquire, hold, administer, invest and make distributions from the Trust in accordance with provisions of the Plan and Trust. The Company will contribute sufficient funds to the Trust so that the Trust can acquire 17,761 shares of common stock as part of the initial public offering, which are held in the Trust subject to the RRP’s vesting requirements. At June 30, 2013 all shares had been acquired by the Trust and there were no shares remaining to be purchased for the RRP. The RRP provides that grants to each employee and non-employee director shall not exceed 25% and 5% of the shares available under the Plan, respectively. Shares awarded to non-employee directors in the aggregate shall not exceed 30% of the shares available under the RRP.

Note 9. Stock Option Plan

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model. As of June 30, 2013, 37,760 options have been granted to eligible employees and non-employee directors. For the three and nine months ended June 30, 2013, the Company recognized $14,094 and $23,553, respectively of compensation expense related to the stock options granted. No compensation expense has been recorded for the three and nine months ended June 30, 2012.

A summary of the Stock Option Plan during the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2012	37,760	—
Granted	—	$14.10	$4.99

Outstanding at June 30, 2013	37,760

Options Exercisable at June 30, 2013	7,552	$14.10	$4.99

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Income before extraordinary item	$34,137	$100,900	$185,174	$323,758
Extraordinary item, gain on business combination	—	—	—	1,022,074

Net income	$34,137	$100,900	$185,174	$1,345,832

Weighted average number of shares used in:
Basic earnings per share	446,597	470,176	445,322	468,203
Dilutive common stock equivalents:
Stock options	12,407	2,733	12,407	2,733

Dilutive earnings per share	459,004	472,909	457,729	470,936

Basic and dilutive earnings per common share:
Income before extraordinary item, basic	$0.08	$0.21	$0.42	$0.69
Extraordinary item, gain on business combination, basic	—	—	—	2.19

Net income, basic	$0.08	$0.21	$0.42	$2.88

Income before extraordinary item, dilutive	$0.07	$0.21	$0.40	$0.69
Extraordinary item, gain on business combination, dilutive	—	—	—	2.17

Net income, dilutive	$0.07	$0.21	$0.40	$2.86

Note 12. Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2013, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the nine month period ended June 30, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2012 included in the Company’s Annual Report on 10-K.

Federal Reserve Notices of Proposed Rulemaking

In July 2013, the U.S. banking regulatory agencies, including the Federal Reserve Board, approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision or “Basel III”, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Company and the Bank will become subject to the new rule on January 1, 2015, and certain provisions of the new rule will be phased in from that date to January 1, 2019.

The final rule:

•

Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include as Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included as Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum of ratio of common equity Tier 1, or CET1, capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirements from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•

Implements a new capital conservation buffer requirement for a banking organization to maintain a CET1 capital ratio more than 2.5% above the minimum CET1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments to executive officers. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625%, and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, next of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

Management is currently evaluating the provisions of the final rule and their expected impact on the Company and the Bank. Management believes that at June 30, 2013, the Company and the Bank would have met all new capital adequacy requirements on a fully phased in basis if such requirements were then effective. There can be no assurance that the Basel III capital rules will not be revised before the effective date and expiration of the phase in periods.

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total assets decreased by $196,000, or 0.25%, to $78,848,000 at June 30, 2013 from $79,044,000 at September 30, 2012.

Cash and cash equivalents increased from $4,363,000 at September 30, 2012 to $6,454,000 at June 30, 2013. This was an increase of $2,091,000, or 47.93%. The increase in cash and cash equivalents was primarily funded by decreases in the investment securities.

Certificates of deposit increased by $1,000, or 0.03% to $3,533,000 at June 30, 2013 from $3,532,000 at September 30, 2012.

Investment securities decreased by $2,077,000, or 18.15%, to $9,364,000, at June 30, 2013, from $11,441,000 at September 30, 2012. The decrease was primarily the result of $6,203,000 in sales, maturities, payments and calls offset by purchases of $4,286,000.

Total net loans increased from $54,650,000 at September 30, 2012 to $54,976,000 at June 30, 2013. This represented an increase of $326,000, or 0.60%. The change was primarily attributable to decreases in one-to four-family mortgage loans of $1,455,000, or 3.32% offset by increases in home equity loans of $290,000, or 13.36%, increase in loans secured by other properties of $304,000, or 11.65%, increases in construction and land development loans of $1,210,000, or 37.08% and increases in secured commercial loans of $210,000, or 17.32%.

Total liabilities at June 30, 2013 were $65,998,000, a decrease of $191,000, or 0.29%, from $66,189,000 at September 30, 2012.

Deposits decreased from $58,026,000 at September 30, 2012 to $57,870,000 at June 30, 2013. The decrease of $156,000, or 0.27% was primarily attributable to decreases in certificates of deposit of $1,483,000, or 3.96%, from $37,428,000 at September 30, 2012 to $35,945,000 at June 30, 2013 offset by increases in savings of $1,419,000, or 9.18% from $15,462,000 at September 30, 2012 to $16,881,000 at June 30, 2013.

Stockholders’ equity was $12,850,000, or 16.30%, of total assets at June 30, 2013, compared to $12,855,000, or 16.26%, of total assets at September 30, 2012. The Company recorded net income of $185,000 for the nine months ending June 30, 2013. In September 2012, the Company instituted a stock repurchase program, which resulted in a decrease of $133,000 for the nine months ending June 30, 2013 due the repurchase of 7,800 shares of common stock for the RRP Trust. Comprehensive income decreased by $123,000 related to the interest rate fluctuations on the Company’s available for sale securities portfolio. The Company also recorded stock based compensation of $66,000.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview. Net income decreased by $67,000, or 66.34%, to $34,000 for the three months ended June 30, 2013 from $101,000 for the three months ended June 30, 2012. Net interest income decreased by $16,000, or 2.33%, to $672,000 for the three months ended June 30, 2013 from $688,000 for the three months ended June 30, 2012. Provision for loan and lease losses increased by $105,000 to $150,000 for the three months ended June 30, 2013 from $45,000 for the three months ended June 30, 2012. Non-interest income increased $10,000 from $27,000 for the three months ended June 30, 2012 to $37,000 for the three months ended June 30, 2013. Non-interest expense decreased $3,000, or 0.57%, to $519,000 for the three months ended June 30, 2013 from $522,000 for the three months ended June 30, 2012.

Net Interest Income. Net interest income decreased $16,000, or 2.33%, to $672,000 for the three months ended June 30, 2013 from $688,000 for the three months ended June 30, 2012. The decrease primarily resulted from the combined effects of a decrease of $57,000, or 6.28%, in interest and dividend income to $850,000 for the three months ended June 30, 2013 from $907,000 for the three months ended June 30, 2012, and a decrease of $41,000, or 18.72%, in interest expense to $178,000 for the three months ended June 30, 2013 from $219,000 for the three months ended June 30, 2012. The decrease in interest and dividend income was the result of a decrease in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. The provision for loan and lease losses increased $105,000 to $150,000 for the three months ended June 30, 2013, from $45,000 for the three months ended June 30, 2012. The Company recorded net charge-offs of $289,308 during the three months ended June 30, 2013. The Company did not record charge-offs during the three months ended June 30, 2012. To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $37,000 for the three months ended June 30, 2013, an increase of $10,000 from $27,000 for the three months ended June 30, 2012. The increase was primarily the result of an increase in service charges and fees, which increased due to an increase in loan settlements during the comparable three month periods.

Non-Interest Expense. Non-interest expense decreased by $3,000, or 0.57%, to $519,000 for the three months ended June 30, 2013 from $522,000 for the three months ended June 30, 2012. The decrease was primarily the result of increases in salaries, fees and employment expenses offset by a decrease in professional fees and other operating expenses. Salaries, fees and employment expenses increased by $32,000, or 11.31%, to $315,000 for the three months ended June 30, 2013 from $283,000 for the three months ended June 30, 2012. The increase was the result of the expensing of stock based compensation. The decrease in professional fees of $21,000, or 31.34% can be attributed to a consulting agreement in place during the three months ended June 30, 2012 with a former employee of Fullerton. The decrease in other operating expenses of $24,000, or 46.15% related to a write down of $18,000 in other real estate owned during the three months ended June 30, 2012.

Income Taxes. The provision for income taxes decreased by $41,000, or 87.23%, to $6,000 for the three months ended June 30, 2013 from $47,000 for the three months ended June 30, 2012. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of $108,000, or 72.97% from $148,000 for the three months ended June 30, 2012 to $40,000 for the three months ended June 30, 2013.

Total Comprehensive Income (Loss). Total comprehensive income (loss) for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. The Company reported a total comprehensive loss for the three months ended June 30, 2013 in the amount of $37,000 compared to a total comprehensive income of $135,000 for the three months ended June 30, 2012. The decrease in total comprehensive income resulted from a decrease of $67,000 in net income and a decrease of $105,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

Results of Operations for the Nine Months Ended June 30, 2013 and 2012

Overview. Net income decreased by $1,161,000 from $1,346,000 for the nine months ended June 30, 2012 to $185,000 for the nine months ended June 30, 2013. This decrease in net income included an extraordinary gain of $1,022,000 recorded in association with the acquisition of Fullerton. Net interest income decreased by $100,000, or 4.75%, to $2,007,000 for the nine months ended June 30, 2013 from $2,107,000 for the nine months ended June 30, 2012. Provision for loan and lease losses increased by $175,000, or 77.78%, to $400,000 for the nine months ended June 30, 2013 from $225,000 for the nine months ended June 30, 2012. Non-interest income increased $120,000 from $77,000 for the nine months ended June 30, 2012 to $197,000 for the nine months ended June 30, 2013. Non-interest expense increased $48,000, or 3.24%, to $1,528,000 for the nine months ended June 30, 2013 from $1,480,000 for the nine months ended June 30, 2012.

Net Interest Income. Net interest income decreased $100,000, or 4.75%, to $2,007,000 for the nine months ended June 30, 2013 from $2,107,000 for the nine months ended June 30, 2012. The decrease primarily resulted from the combined effects of a decrease of $243,000, or 8.64%, in interest and dividend income to $2,568,000 for the nine months ended June 30, 2013 from $2,811,000 for the nine months ended June 30, 2012, and a decrease of $143,000, or 20.31%, in interest expense to $561,000 for the nine months ended June 30, 2013 from $704,000 for the nine months ended June 30, 2012. The decrease in interest and dividend income was mainly the result of decreases in the average rates earned on loans and investments. Interest expense decreased primarily as a result of decreases in the average rates paid on deposits and borrowings.

Provision for Loan and Lease Losses. Non-performing loans totaled $3,399,000 at June 30, 2013 and $1,877,000 at September 30, 2012. The increase of $1,522,000 was the result of an increase of $1,178,000 in non-performing one-to four-family non-owner occupied loans and an increase of $396,000 in construction and land development loans. The Company’s non-performing loans to total loans increased to 6.10% at June 30, 2013, from 3.39% at September 30, 2012.

Non-performing assets, not including non-performing loans, totaled $0 at June 30, 2013 and $296,000 at September 30, 2012. The Company sold other real estate owned during the nine months ended June 30, 2013, recording a loss of $24,000.

The Company has classified as impaired, loans that are 90 days or more delinquent or troubled debt restructurings. The amount of impaired loans of $3,446,000 as of June 30, 2013, was comprised of sixteen loan relationships. Of the sixteen loan relationships, four relationships were secured by one-to four-family owner occupied residential properties in the amount of $829,000, eight relationships were secured by one-to four-family non-owner occupied residential properties in the amount of $1,899,000, two loans were secured by mobile homes in the amount of $107,000, one loan of $215,000 secured by other properties and one loan of $396,000 secured by construction and land development.

For the nine months ended the Company recorded a provision for loan and lease losses in the amount of $400,000. This was an increase of $175,000, or 77.78%, from $225,000 for the nine months ended June 30, 2012. The increase in the provision was necessary due to increases in nonperforming and impaired loans during the nine months ended June 30, 2013. The Company has provided for all losses that are both probable and reasonably estimable at June 30, 2013.

Non-Interest Income. Non-interest income was $197,000 for the nine months ended June 30, 2013, which was an increase of $120,000 from $77,000 for the nine months ended June 30, 2012. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales during fiscal year ending September 30, 2013.

Non-Interest Expense. Non-interest expense increased by $48,000, or 3.24%, to $1,528,000 for the nine months ended June 30, 2013 from $1,480,000 for the nine months ended June 30, 2012. The increase was primarily the result of increases in salaries, fees and employment expenses. The increase in salaries, fees and employment expenses of $46,000, or 5.53%, can be attributed to the recording of stock based compensation.

Income Taxes. The provision for income taxes decreased by $64,000, or 41.29%, to $91,000 for the nine months ended June 30, 2013 from $155,000 for the nine months ended June 30, 2012. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes and extraordinary gain of $203,000, or 42.38%, from $479,000 for the nine months ended June 30, 2012 to $185,000 for the nine months ended June 30, 2013.

Extraordinary Item. The Company recognized $1,022,000 of extraordinary income during the nine months ended June 30, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $62,000 and $1,338,000 for the nine months ended June 30, 2013 and 2012, respectively. The decrease in total comprehensive income resulted from a decrease of $1,161,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $115,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of June 30, 2013.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash-equivalents totaled $6,453,000. Certificates of deposit of $3,533,000 and securities classified as available for sale totaling $6,356,000 provided additional sources of liquidity. In addition, at June 30, 2013, the Company had the ability to borrow a total of approximately $23,700,000 from the Federal Home Loan Bank of Atlanta. At June 30, 2013, the Company had $8,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at June 30, 2013.

At June 30, 2013, the Company had $6,064,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of June 30, 2013, totaled $18,577,000, or 32.10%, of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to OCC regulatory requirements. As of June 30, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 14.14%, 25.92% and 27.18% respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC but with the prior notice to the OCC, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At June 30, 2013, the Company had liquid assets of $1,220,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For information regarding repurchase during the quarter ended June 30, 2013, see Note 10 of Notes to Consolidated Financial Statements (Unaudited)

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

The Bank has submitted an application to the Office of the Commissioner of Financial Regulation of the State of Maryland to convert from a federally chartered savings bank to a Maryland-chartered commercial bank. The Company expects to file shortly an application with the Board of Governors of the Federal Reserve System to become a bank holding company. The Company currently is a savings and loan holding company. The charter change and bank holding company formation will not have any significant financial or regulatory impact or affect the Company’s or the Bank’s current activities. Subject to receiving the required regulatory approvals, the charter change and bank holding company formation are expected to be completed in the fourth quarter of 2013.

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: August 14, 2013	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: August 14, 2013	Jodi L. Beal
Vice President and Chief Financial Officer