Form 10-K
period 2013-09-30
Fairmount Bancorp, Inc.
filed 2013-12-23
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the 366,560 shares of the registrant’s common stock held by non-affiliates, based upon the closing price of $23.00 for the common stock on March 31, 2013, the last business day of the registrant’s most recently completed second quarter, as reported by the OTC Bulletin Board, was approximately $8.4 million. Shares of common stock held by the registrant’s executive officers, directors and certain plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 23, 2013, the number of shares of common stock outstanding was 484,839.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2014 Annual Meeting of Stockholders (Part III)

FAIRMOUNT BANCORP, INC.

2013 ANNUAL REPORT ON FORM 10-K

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	significantly increased competition among depository and other financial institutions;

•	general economic conditions, either nationally or in our market area, including employment prospects, real estate values and conditions, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	decreased demand for our products and services and lower revenues and earnings because of recession and/or other events;

•	adverse changes and volatility in the securities markets;

•	adverse changes and volatility in credit markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	regulatory changes or actions;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	changes in monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board and changes in the level of government support of housing finance;

•	changes in policy and/or assessment rates of taxing authorities that adversely affect us;

•	changes in expense trends (including, but not limited to, trends affecting non-performing assets, charge-offs and provisions for loan losses);

•	the impact of the current governmental effort to restructure the U.S. financial and regulatory system;

•	inability of third-party providers to perform their obligations to us;

•	adverse changes and volatility in real estate markets;

•	a slowing or failure of the moderate economic recovery;

•	the extensive reforms enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) which will impact us;

•	the adoption of implementing regulations by a number of different regulatory bodies under the Dodd-Frank Act, and uncertainty in the exact nature, extent and timing of such regulations and the impact they will have on us;

•	the strength or weakness of the real estate markets and of the consumer and commercial credit sectors and its impact on the credit quality of our loans and other assets; and

•	the ability of the U.S. Federal government to manage federal debt limits.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

Item 1.	Business

In the Annual Report on Form 10-K, the terms “we”, “our” and “us” refer to Fairmount Bancorp, Inc., unless the context indicates another meaning.

Fairmount Bancorp, Inc.

Fairmount Bancorp, Inc., a Maryland corporation (the “Company”), was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a wholly owned subsidiary of the Company. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a Maryland chartered commercial bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Fairmount Bank

Fairmount Bank is a Maryland chartered commercial bank located in Baltimore County, Maryland, originally founded in 1879. The Bank has operated as a community-oriented institution by offering a variety of loan and deposit products and serving other financial needs of its local community. The Bank takes its corporate citizenship seriously and is committed to meeting the credit needs of the community, consistent with safe and sound operations.

The Bank has one office. The Bank is regulated by the Office of the Commissioner of Financial Regulation of the State of Maryland, and its deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation, or the FDIC, under the Deposit Insurance Fund. The Bank is a member of the Federal Home Loan Bank System.

The Bank has been, and continues to be, a community-oriented commercial bank offering a variety of financial products and services to meet the needs of the communities it serves. The Bank delivers personalized service and responds promptly to customer needs and inquiries. The Bank believes that its community orientation is attractive to its customers and distinguishes it from larger banks that operate in its market area.

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

General

The Bank’s principal business consists primarily of attracting and accepting retail deposits from the general public in the areas surrounding its office and investing those deposits, together with funds generated from operations, in primarily one-to four-family residential mortgage loans. We also invest in various investment securities. Our profitability depends primarily on our net interest income, which is the difference between the income the we receive on our loans and other assets and our cost of funds, which consists of the interest we pay on deposits and borrowings.

Our executive offices are located at 8216 Philadelphia Road, Baltimore, Maryland 21237. Our telephone number is (410) 866-4500.

Market Area

We primarily serve communities located in Baltimore City and in Baltimore and Harford counties in Maryland from our office in Baltimore County, which is contiguous to Baltimore City, the largest city in Maryland, and located near the District of Columbia. The economy of the greater Baltimore metropolitan area constitutes a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. The largest employers in the Baltimore metropolitan area include the University System of Maryland, Johns Hopkins University, Johns Hopkins Hospital and Health System, U.S. Social Security Administration, Fort Meade, and Aberdeen Proving Ground.

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

Lending Activities

General. Our principal lending activity is the origination of fixed-rate, one-to four-family owner occupied residential mortgage loans with terms of up to 30 years and one-to four-family non-owner occupied investor mortgage loans with terms of up to 25 years, subject to a balloon payment at 7 or 10 years. At September 30, 2013, one-to four-family owner occupied loans totaled $26,364,000, or 46.93%, of our total loan portfolio. At September 30, 2013 one-to four-family non-owner occupied loans totaled $17,481,000, or 31.11%, of our total loan portfolio.

To a lesser extent, we also originate home equity and second mortgage loans, loans secured by other properties, construction and land development loans, secured commercial loans and savings loans. At September 30, 2013, home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages totaled $2,244,000, or 3.99%, of our total loan portfolio. At September 30, 2013, loans secured by other properties totaled $2,784,000, or 4.96%, of our total loan portfolio. At September 30, 2013, construction and land development loans totaled $3,911,000, or 6.96%, of our total loan portfolio. At September 30, 2013, other loans totaled $1,612,000, or 2.87%, of our total loan portfolio. We no longer originate loans secured by mobile homes. The remaining balance on our mobile home loan portfolio totaled $1,786,000, or 3.18%, of our total loan portfolio.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One-to four-family owner occupied	$26,364	46.93%	$26,098	47.20%
One-to four-family non-owner occupied	17,481	31.11	17,855	32.29
Home equity(1)	2,244	3.99	2,172	3.93
Mobile home	1,786	3.18	2,069	3.74
Secured by other properties	2,784	4.96	2,613	4.73
Construction and land development	3,911	6.96	3,262	5.90

Total real estate loans	54,570	97.13	54,069	97.79

Other loans:
Secured commercial	1,603	2.85	1,213	2.19
Savings account	9	0.02	10	0.02

Total other loans	1,612	2.87	1,223	2.21

Total loans	56,182	100.00%	55,292	100.00%

Unamortized premiums and loan fees	251		320
Unearned income on loans	(325)		(345)
Allowance for loan losses	(733)		(617)

Total loans, net	$55,375		$54,650

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Loan Portfolio Maturities. The following table sets forth maturity information at September 30, 2013, regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not reflect scheduled principal payments, unscheduled prepayments, or the ability of certain loans to reprice prior to maturity dates. Demand loans and loans having no stated repayment schedule are reported as being due in one year or less.

	One-to four Family Owner Occupied	One-to four Family Non-Owner Occupied	Home Equity(1)	Mobile Home	Secured by Other Properties	Construction and Land Development
	(In thousands)
Amounts due after September 30, 2013 in:
One year or less	$4	$94	$—	$4	$—	$2,994
After one year through two years	29	255	—	9	—	203
After two years through three years	29	2,463	—	—	—	174
After three years through five years	640	2,696	13	23	842	—
After five years through ten years	3,947	10,881	207	102	1,220	—
After ten years through fifteen years	3,718	839	247	1,383	557	425
After fifteen years	17,997	253	1,777	265	165	115

Total	$26,364	$17,481	$2,244	$1,786	$2,784	$3,911

	Secured Commercial	Savings	Total
	(In thousands)
Amounts due after September 30, 2013 in:
One year or less	$—	$—	$3,096
After one year through two years	—	—	496
After two years through three years	—	—	2,666
After three years through five years	220	—	4,434
After five years through ten years	689	9	17,055
After ten years through fifteen years	694	—	7,863
After fifteen years	—	—	20,572

Total	$1,603	$9	$56,182

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

The following table sets forth the dollar amount of all fixed and adjustable-rate loans at September 30, 2013, that are contractually due after September 30, 2014.

	Due after September 30, 2014
	Fixed Rate	Adjustable Rate	Total
	(In thousands)
One-to four-family owner occupied	$26,360	$—	$26,360
One-to four-family non-owner occupied	17,387	—	17,387
Home equity (1)	326	1,918	2,244
Mobile home	1,782	—	1,782
Secured by other properties	2,401	383	2,784
Construction and land development	540	377	917
Secured commercial	1,603	—	1,603
Savings	9	—	9

	$50,408	$2,678	$53,086

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

One-to Four-Family Owner Occupied Loans. A significant portion of our primary lending activity consists of the origination of first mortgage loans secured by one-to four-family owner occupied residential properties located in our market area. Loans are generated through our existing customers and referrals, real estate brokers and other marketing efforts. We generally limit our real estate loan originations to the financing of properties located within our market area and have not made out-of-state loans. At September 30, 2013, $26,364,000, or 46.93%, of the loan portfolio, consisted of one-to four-family owner-occupied residential mortgage loans.

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

One-to Four-Family Non-Owner Occupied Loans. A portion of our lending activity consists of the origination of first mortgage loans secured by one-to four-family non-owner occupied residential properties in our market area. These loans are generated through our existing customer base and referrals, real estate brokers, real estate investors and other marketing efforts. At September 30, 2013, $17,481,000, or 31.11%, of the total loan portfolio, consisted of this type of mortgage loan.

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

Home Equity Second Mortgage Loans. Our home equity loans and our home equity lines of credit are secured by second mortgages on owner occupied one-to four-family residences. The maximum loan-to-value of these loans generally is 85%. At September 30, 2013, home equity loans and home equity lines of credit secured by second mortgages totaled $2,244,000, or 3.99%, of total loans. Home equity loans consist of fixed-rate loans with terms up to a maximum of 20 years. At September 30, 2013, home equity loans totaled $326,000. Home equity lines of credit are adjustable monthly and tied to the prime rate. At September 30, 2013, home equity lines of credit totaled $1,918,000.

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

Mobile Home Loans. As of September 30, 2013, mobile home loans totaled $1,786,000, or 3.18%, of the total loan portfolio. We ceased originating mobile home loans in September 2007, and no future originations of these types of loans are planned. Our mobile home loans were purchased from a third-party originator and funded by us at settlement. We paid a premium/loan origination fee to the third party originator, of which one-half was wired upon settlement and the remainder was retained by us in a depository account as a reserve for any losses or prepayments. At September 30, 2013, we had prepaid loan origination fees related to this program of $211,000, and we had depleted the balance in the reserve account. Any losses that may be incurred moving forward relating to the mobile home portfolio will be charged against the allowance for loan losses.

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

Commercial Real Estate Lending Secured by Other Properties. Although our loan policies permit the origination of loans secured by commercial real estate, including multi-family dwellings, during recent years our loan portfolio has not included a significant amount of these loans. The current portfolio of these loans at September 30, 2013, totaled $2,784,000, or 4.96%, of total loans. The current loan-to-value of these loans generally does not exceed 80%. We intend to increase our origination of commercial real estate loans when market conditions improve and expect that such loans will represent a more significant portion of our loan portfolio in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

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

At September 30, 2013, the balance of these loans was $3,911,000, or 6.96%, of our total loans. When market conditions improve, we anticipate an expansion of our construction and land development loan activity. We limit speculative construction activity, as well as the speculative purchase of building lots. The maximum loan-to-value of these originations generally is 75%, and all these loans include personal guarantees.

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

Other Loans. Commercial business loans are made to borrowers that demonstrate the ability to repay the debt through corporate cash flows. A majority of our commercial business loans are secured by assignments of corporate assets and include personal guarantees of the business owners. At September 30, 2013, commercial business loans totaled $1,603,000, or 2.85%, of total loans.

Underwriting standards for commercial business loans include a review of the applicant’s tax returns, financial statements, credit history and an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan based on cash flows generated by the applicant’s business.

Commercial business loans generally have higher interest rates and shorter terms than one-to four-family residential loans, but they also may involve higher average balances, increased difficulty of loan monitoring and a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business. We typically require a principal of the company obtaining a commercial business loan to personally sign the note as a co-borrower or guarantor.

Currently, the only consumer loans we offer consist of deposit account loans. At September 30, 2013, these loans totaled $9,000, or 0.02%, of total loans. Generally, these loans are made at an interest rate that is 2.00% above the account rate for up to 80% of the account balance and for a term through the next maturity date.

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

The following table shows loan origination, sale and principal repayment activity during the periods indicated.

	Years Ended September 30,
	2013	2012
	(In thousands)
Total loans at beginning of period	$55,292	$54,464

Loans originated:
Real estate:
One-to four-family owner occupied	4,840	3,098
One-to four-family non-owner occupied	530	420
Home equity(1)	474	380
Secured by other properties	725	1,200
Construction and land development	2,314	152

Other loans:
Secured commercial	700	—
Savings	5	15

Total loans originated	9,588	5,265

Loans purchased in Fullerton acquisition	—	2,415

Deduct:
Principal repayments	8,698	6,852

Total deductions	8,698	6,852

Net loan activity	890	828

Total loans at end of period	$56,182	$55,292

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

Loans to One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, our largest lending relationship with a single or related group of borrowers totaled $1,530,000, which represented 12.94% of the Bank’s unimpaired capital and surplus. Therefore, we were in compliance with the loans-to-one borrower limitations.

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

We account for impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Loans are individually evaluated for impairment. When we classify a problem asset as impaired, we provide a specific allowance for that portion of the asset that is deemed uncollectable, based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or based on the loan’s observable market price or fair value of the collateral if the loan is collateral dependent. As of September 30, 2013 we had fifteen loan relationships with total balances of $3,152,000 that are individually evaluated for impairment.

Loans may be periodically modified in a troubled debt restructuring (TDR) to make concessions to help a borrower remain current on the loan and to avoid foreclosure. Generally, we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2013, we had one loan secured by a one-to four-family owner occupied property in the amount of $136,000 that was restructured, five loans with one borrower secured by one-to four-family non-owner occupied properties in the amount of $784,000 that were restructured, one loan secured by other properties in the amount of $213,000 that was restructured, one loan secured by construction and land development in the amount of $370,000 that was restructured and two loans secured by mobile homes in the amount of $106,000 that were restructured. All of the loans restructured were considered troubled debt restructurings. At September 30, 2012, we had one loan secured by a one-to four-family owner occupied property in the amount of $138,000 that was restructured, five loans with one borrower secured by one-to four-family non-owner occupied properties in the amount of $856,000 that were restructured, one loan secured by other properties in the amount of $216,000 that was restructured and one loan secured by a mobile home in the amount of $51,000 that was restructured. All of the loans restructured were considered troubled debt restructurings.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At September 30,
	2013	2012
	(Dollars in thousands)

Non-accrual loans:
One-to four-family owner occupied	$691	$836
One-to four-family non-owner occupied	1,635	721
Home equity(1)	—	—
Mobile home	60	104
Secured by other properties	—	216
Construction and land development	—	—
Secured commercial	—	—
Savings	—	—

Total non-accrual loans	2,386	1,877

Loans delinquent 90 days or more and still accruing interest	—	—

Foreclosed assets	20	296

Total non-performing	$2,406	$2,173

Ratios:
Non-performing loans to total loans	4.31%	3.39%

Non-performing assets to total assets	3.12%	2.75%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

For the years ended September 30, 2013 and 2012, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $252,000 and $160,000, respectively. Interest income of $70,000 and $48,000 was recognized on these loans for the years ended September 30, 2013 and 2012, respectively.

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

When assets are classified as either substandard or doubtful, we allocate a portion of the related general loss allowances to such assets as we deem prudent. The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. When we classify a problem asset as impaired, we provide a specific reserve for that portion of the asset that is deemed uncollectible. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Commissioner of Financial Regulation of the State of Maryland, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at September 30, 2013, we had $3,387,000 of assets classified as substandard, of which fifteen relationships were considered impaired based on fair market value appraisals. On the basis of our review of our assets at September 30, 2013, we had $345,000 of assets classified as doubtful and this loan relationship was considered impaired.

On the basis of management’s review of its assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2013	2012
	(In thousands)
Substandard	$3,387	$3,409
Doubtful	345	216
Loss	—	—
Special mention	—	75

Total classified and special mention assets	$3,732	$3,700

Delinquent Loans. The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At September 30, 2013
Real estate:
One-to four-family owner occupied	—	$—	3	$691	3	$691
One-to four-family non-owner occupied	—	—	25	1,636	25	1,636
Home equity (1)	—	—	—	—	—	—
Mobile home	—	—	—	—	—	—
Secured by other properties	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Other loans:
Secured commercial	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	—	$—	28	$2,327	28	$2,327

At September 30, 2012
Real estate:
One-to four-family owner occupied	—	$—	4	$836	4	$836
One-to four-family non-owner occupied	—	—	16	721	16	721
Home equity (1)	—	—	—	—	—	—
Mobile home	—	—	2	104	2	104
Secured by other properties	—	—	1	216	1	216
Construction and land development	—	—	—	—	—	—
Other loans:
Secured commercial	—	—	—	—	—	—
Savings	—	—	—	—	—	—

Total	—	$—	23	$1,877	23	$1,877

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

Foreclosed Assets. Real estate and assets acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed assets until sold. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At September 30, 2013 and September 30, 2012, we had $20,000 and $296,000, respectively in foreclosed assets.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. The evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of the loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk factors are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Commissioner of Financial Regulation of the State of Maryland, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$617	$665
Charge-offs:
Real estate:
One-to four-family owner occupied	—	55
One-to four-family non-owner occupied	364	175
Home equity (1)	—	18
Mobile home	24	—
Secured by other properties	—	—
Construction and land development	—	—

Total real estate loans	388	248

Other loans:
Secured commercial	—	—
Savings	—	—
Total other loans	—	—

Total charge-offs	388	248

Recoveries:
Real estate:
One-to four-family owner occupied	—	—
One-to-four-family non-owner occupied	4	—
Home equity (1)	—	—
Mobile home	—	—
Secured by other properties	—	—
Construction and land development	—	—

Total real estate loans	4	—

Other loans:
Secured commercial	—	—
Savings	—	—
Total other loans	—	—

Total recoveries	4	—

Net (charge-offs) recoveries	(384)	(248)
Provision for loan losses	500	200

Balance at end of year	$733	$617

Ratios:
Net charge-offs to average loans outstanding	0.69%	0.45%

Allowance for loan losses to non-performing loans at end of period	30.74%	32.90%

Allowance for loan losses to total loans at end of period	1.31%	1.12%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

	At September 30,
	2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One-to four-family owner occupied	$74	$26,364	46.93%	$78	$26,098	47.20%
One-to four-family non-owner occupied	475	17,481	31.11	274	17,855	32.29
Home equity(1)	7	2,244	3.99	7	2,172	3.93
Mobile home	81	1,786	3.18	96	2,069	3.74
Secured by other properties	22	2,784	4.96	30	2,613	4.73
Construction and land development	31	3,911	6.96	80	3,262	5.90

Total real estate loans	690	54,570	97.13	565	54,069	97.79

Other loans:
Secured commercial	4	1,603	2.85	3	1,213	2.75
Savings	—	9	0.02	—	10	0.02

Total other loans	4	1,612	2.87	3	1,223	2.21

Unallocated	39			49

Total loans	$733	$56,182	100.00%	$617	$55,292	100.00%

(1)	Includes home equity loans secured by second mortgages and home equity lines of credit secured by second mortgages.

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

Investment Securities

At September 30, 2013, the held to maturity portfolio, which is carried at amortized cost, totaled $3,756,000, or 4.88% of total assets and the available-for-sale portfolio, which is carried at fair value, totaled $5,792,000, or 7.52% of total assets. We also held $2,142,000 in federal funds sold in other institutions, $859,000 in interest-bearing deposits at other banks, $3,784,000 in certificates of deposit in other institutions, and $454,000 in Federal Home Loan Bank Stock of Atlanta at September 30, 2013.

Investment Securities Portfolio. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At September 30,
	2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities held to maturity:
U.S. Government and federal agency obligations	$3,756	$3,603	$1,999	$2,011
State and municipal	—	—	1,638	1,793

Total securities held to maturity	3,756	3,603	3,637	3,804

Securities available for sale:
Residential mortgage-backed	3,855	4,021	5,630	5,980
Collateralized mortgage obligations	535	530	1,832	1,824
State and municipal	1,273	1,241	—	—

Total securities available for sale	5,663	5,792	7,462	7,804

Total investment securities	$9,420	$9,395	$11,099	$11,608

Investment Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at September 30, 2013, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. No tax-equivalent adjustments have been made to the yields in the following table.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
U.S. Government and federal agency securities	$—	—	$1,741	1.14%	$2,016	1.59%	$—	—%	$3,756	$3,603	1.38%

Securities available for sale:
Residential mortgage-backed securities	—	—	69	4.23	37	1.80	3,749	2.95	3,855	4,021	2.96
Collateralized mortgage obligations	—	—	—	—	—	—	535	2.27	535	530	2.27
State and municipal	—	—	481	0.84	453	1.73	339	2.20	1,273	1,241	1.52

Total securities available for sale	—	—	550	1.27	490	1.73	4,623	2.82	5,663	5,792	2.57

Total investment securities	—	—	$2,291	1.17%	$2,506	1.62%	$4,623	2.82%	$9,420	$9,395	2.10%

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

Total deposits decreased to $55,930,000 at September 30, 2013, compared to $58,026,000 at September 30, 2012. Deposits are generated primarily from within our market area.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements, interest rates paid by competitors and deposit growth goals.

At September 30, 2013, we had a total of $34,442,000 in certificates of deposit, of which $17,426,000, or 50.60% had remaining maturities of one year or less. Based on historical experience and its current pricing strategy, management believes we will retain a large portion of these accounts upon maturity.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	At September 30,
	2013		2012
	Amount	%	Amount	%
	(Dollars in thousands)
Certificates of deposit:
Less than 1.00%	$20,860	37.30%	$16,406	28.27%
1.00% - 1.99%	11,900	21.27	17,447	30.07
2.00% - 2.99%	1,543	2.76	2,508	4.32
3.00% - 3.99%	139	0.25	318	0.55
4.00% - 4.99%	—	—	633	1.09
5.00% - 5.99%	—	—	116	0.20

Total certificate accounts	34,442	61.58	37,428	64.50

Non-interest bearing deposits(1)	562	1.00	780	1.34
Interest bearing deposits	4,076	7.29	4,356	7.51
Savings	16,850	30.13	15,462	26.65

Total transaction accounts	21,488	38.42	20,598	35.50

Total deposits	$55,930	100.00%	$58,026	100.00%

(1)	Includes nondemand escrows.

The following table shows the average balance by each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	At September 30,
	2013			2012
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in thousands)

Interest bearing deposits	$4,279	$10	0.24%	$4,044	$18	0.45%
Savings	16,620	65	0.39	14,151	97	0.68
Certificates of deposit	36,105	390	1.08	37,400	532	1.42

Total deposits	$57,004	$465	0.82%	$55,595	$647	1.16%

The following table sets forth the amount and maturities of certificates of deposits at September 30, 2013.

	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
			(Dollars in thousands)
Interest Rate:
less than 1.00%	$13,547	$6,048	1,265	—	$20,860	60.57%
1.00% - 1.99%	3,844	2,397	900	4,759	11,900	34.55
2.00% - 2.99%	9	224	586	724	1,543	4.48
3.00% - 3.99%	26	113	—	—	139	0.40

Total	$17,426	$8,782	$2,751	$5,483	$34,442	100.00%

As of September 30, 2013, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $15,446,000. The following table sets forth the maturity of these certificates as of September 30, 2013.

	At September 30, 2013
	(Dollars in thousands)
	Amount	Weighted Average Rate
Three months or less	$2,062	1.03%
Over three months through six months	2,565	0.78
Over six months through one year	2,506	0.74
Over one year	8,313	1.32

Total	$15,446	1.10%

The following table sets forth deposit activities for the periods indicated.

	Years Ended September 30,
	2013	2012
	(In thousands)

Beginning balance	$58,026	$50,947

Net deposits (withdrawals) before interest credited	(2,561)	6,432
Interest credited	465	647

Net increase in deposits	(2,096)	7,079

Ending balance	$55,930	$58,026

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

The following table shows certain information regarding Federal Home Loan Bank advances at or for the dates indicated:

	At or For the Year Ended September 30,
	2013	2012
	(Dollars in thousands)

Average balance outstanding	$8,000	$9,246
Maximum outstanding at any month-end during the period	8,000	10,000
Balance outstanding at the end of the period	8,000	8,000
Average interest rate during the period	3.35%	2.96%
Weighted average interest rate at end of period	3.35%	3.35%

At September 30, 2013, we were permitted to borrow up to an aggregate total of $23,100,000 from the Federal Home Loan Bank of Atlanta. We had $8,000,000 of Federal Home Loan Bank advances outstanding at September 30, 2013. Additionally, we have credit availability of $1,500,000 with a correspondent bank for short-term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2013 and 2012 under this facility.

Subsidiaries

At September 30, 2013, Fairmount Bancorp, Inc., had one subsidiary, Fairmount Bank.

Personnel

As of September 30, 2013, we had ten full-time employees and two part-time employees. The employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

SUPERVISION AND REGULATION

General

As a bank holding company, Fairmount Bancorp, Inc. is required to file certain reports with, is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve System (the “Federal Reserve”), as the primary regulator of Fairmount Bancorp. Fairmount Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Fairmount Bank is examined and supervised by the Office of the Commissioner of Financial Regulation of the State of Maryland (the “Commissioner”), as the primary regulator of the Bank, and is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance funds and depositors. Under this system of federal and state regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Following completion of its examination, the federal agency critiques the institution’s operations and assigns its rating (known as an institution’s CAMELS rating). Under federal law, an institution may not disclose its CAMELS rating to the public. The Bank also is a member of and owns stock in the Federal Home Loan Bank of Atlanta, which is one of the twelve regional banks in the Federal Home Loan Bank System. The Bank also is regulated to a lesser extent by the Federal Reserve, governing reserves to be maintained against deposits and other matters. The Commissioner will examine the Bank and prepare reports for the consideration of its board of directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents.

Any change in these laws or regulations, whether by the FDIC, the Commissioner, the Federal Reserve or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain of the regulatory requirements that are or will be applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to the actual statutes and regulations.

Banking Regulation

Financial Institutions Article of the Maryland Annotated Code. The Financial Institutions Article of the Maryland Annotated Code (the “Banking Code”), contains detailed provisions governing the organization, operations, corporate powers, commercial and investment authority, branching rights and responsibilities of directors, officers and employees of Maryland banking institutions. The Banking Code delegates extensive rulemaking power and administrative discretion to the Commissioner in its supervision and regulation of state-chartered banking institutions. The Commissioner may order any banking institution to discontinue any violation of law or unsafe or unsound business practice.

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Fairmount Bank, are required to comply with minimum leverage capital requirements. The minimum leverage capital requirement for a bank is the ratio of Tier 1 (core) capital to total assets of not less than 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and in general is considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to risk-weighted categories ranging from 0% to 200%. State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

The bank regulatory agencies appear to be more inclined to impose higher capital requirements in order to meet well capitalized standards, and future regulatory change could impose higher capital standards. The regulators may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

Under federal action regulations, the FDIC is authorized and, under certain circumstances, required to take various “prompt corrective actions” to resolve the problems of any state non-member bank that is not adequately capitalized. Under these regulations, a bank is considered to be (i) “well capitalized” if it has total risk-based capital of 10% or more, Tier 1 risk-based capital of 6.0% or more, Tier I leverage capital of 5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has total risk-based capital of 8% or more, Tier I risk-based capital of 4.0% or more and Tier I leverage capital of 4% or more (3% under certain circumstances), and does not meet the definition of “well capitalized”; (iii) “undercapitalized” if it has total risk-based capital of less than 8%, Tier I risk-based capital of less than 4% or Tier I leverage capital of less than 4% (3% under certain circumstances); (iv) “significantly undercapitalized” if it has total risk-based capital of less than 6%, Tier I risk-based capital less than 3%, or Tier I leverage capital of less than 3%; and (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%. Under certain circumstances, the FDIC may reclassify a well capitalized institution as adequately capitalized, and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2013 the Bank was “well capitalized” for this purpose and their capital exceeded all applicable requirements.

Proposed New Capital Rules. On June 12, 2012, the federal bank regulatory agencies adopted notices of proposed rulemaking in which they proposed to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (BCBS) in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). If adopted, the new requirements would introduce new tier 1 common equity ratio requirements of 4.5% and 6.5%, net of regulatory deductions, for adequately capitalized and well-capitalized institutions, respectively, and would also establish more conservative standards for including an instrument in regulatory capital. The new requirements would also introduce a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%, the minimum tier 1 capital ratio to 8.5%, and the minimum total capital ratio to 10.5%. An institution’s failure to achieve these minimum levels including the capital conservation buffer would restrict the institution’s ability to make capital distributions, including dividends, and to make certain discretionary bonus payments to executive officers. The regulatory agencies also reserve the right to require capital ratios for individual institutions that are higher than these minimums depending on the institution’s individual circumstances. The new requirements would also assign new risk weight categories for certain assets, most notably residential mortgage loans, high volatility commercial real estate loans, and past due assets. These new risk weightings may require banks and bank holding companies to maintain additional capital against assets in those categories and may introduce more volatility in their capital ratios.

If adopted in their proposed form, the requirements will be phased in over a multi-year period. The ultimate impact of the new capital and liquidity standards on our operations is currently being reviewed and will depend on a number of factors, including the final rulemaking and implementation by the bank regulatory agencies. We cannot determine the ultimate effect that the final regulations, if enacted, would have upon our earnings or financial position, although the requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact our financial results.

Liquidity. The Bank is subject to the reserve requirements imposed by the State of Maryland. A Maryland banking institution is required to have at all times a reserve equal to at least 15% of its demand deposits. The Bank is also subject to the uniform reserve requirements of Federal Reserve Board Regulation D, which applies to all depository institutions with transaction accounts or non-personal time deposits. Specifically, for 2013, amounts in transaction accounts above $12.4 million and up to $79.5 million must have reserves held against them in the ratio of three percent of the amount. Amounts above $79.5 million require reserves of $2,013,000 plus 10 percent of the amount in excess of $79.5 million. The Maryland reserve requirements may be used to satisfy the requirements of Regulation D. Fairmount Bank is in compliance with its reserve requirements.

Loans to One Borrower. With certain limited exceptions, a Maryland banking institution may lend to a single or related group of borrowers an amount equal to 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of September 30, 2013, the Bank was in compliance with these limitations. See “ – Lending Activities – Loans to One Borrower.”

Community Reinvestment Act and Fair Lending Laws. Under the Community Reinvestment Act of 1977 (“CRA”), the FDIC is required to assess the record of all financial institutions regulated by it to determine if such institutions are meeting the credit needs of the community (including low and moderate income neighborhoods) which they serve. CRA performance evaluations are based on a four-tiered rating system: Outstanding, Satisfactory, Needs to Improve and Substantial Noncompliance. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches. Fairmount Bank has a CRA rating of “Satisfactory.” In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, the Department of Housing and Urban Development, and the Department of Justice, and in private civil actions by borrowers.

Transactions with Related Parties. Transactions between banks and their related parties or affiliates are limited by federal regulation Sections 23A and 23B of the Federal Reserve Act, and by Regulation W promulgated by the Board of Governors of the Federal Reserve Board. An affiliate is a company that controls, is controlled by, or is under common control with an insured depository institution such as Fairmount Bank. Fairmount Bancorp, Inc. is an affiliate of Fairmount Bank. In general, loan transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliates are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral of specific types and in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the savings association. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Savings associations are required to maintain detailed records of all transactions with affiliates.

The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2013, the annualized FICO assessment was equal to 66 basis points for each $100 of an institution’s assets less tangible capital.

Maryland Regulatory Assessment. The Office of the Commissioner of Financial Regulation of the State of Maryland annually assesses state banking institutions to cover the expense of regulating banking institutions. The Bank’s asset size determines the amount of the assessment.

Federal Home Loan Bank System. Fairmount Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2013, we were in compliance with this requirement.

Dodd-Frank Act. The Dodd-Frank Act has changed bank regulatory structure and is affecting the lending, investment, trading, and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Company’s former primary federal regulator, the Office of Thrift Supervision (“OTS”) and required the Bank to be regulated by the OCC, the primary federal regulator for national banks, as of July 21, 2011. The Dodd-Frank Act also authorizes the FRB to supervise and regulate all savings and loan holding companies in addition to the bank holding companies that it previously regulated. The Dodd-Frank Act also requires the FRB to set minimum capital levels for depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. Additionally, the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.

The Dodd-Frank Act also created the Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit unfair, deceptive or abusive acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for FDIC insurance assessments. Assessments are now based on an institution’s average consolidated total assets less tangible equity capital. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250 thousand per depositor. The legislation also required rules governing retention of a portion of credit risk by originators of certain securitized loans, stipulated regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments and authorizing the SEC to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation directed the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Other Regulations

Interest and other charges collected or contracted by us are subject to state usury laws and federal laws concerning interest rates. Our operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

Our operations also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT which require banks operating in the United States, among other things, to develop anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. These compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Upon completion of the Bank’s conversion to a Maryland chartered state non-member bank, Fairmount Bancorp, Inc. was approved by the Federal Reserve as a bank holding company under the BHC Act. As such, the Company is subject to Federal Reserve regulation, examination and reporting requirements. The Company is required to file with the Federal Reserve an annual report and such additional information as the Federal Reserve may require pursuant to the BHC Act.

Acquisition of Control. Among other things, the BHC Act requires regulatory filings by a stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

Permissible Activities. Pursuant to provisions of the BHC Act and regulations promulgated by the Federal Reserve thereunder, the Company may only engage in or own companies that engage in activities deemed by the Federal Reserve to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto, and the holding company must obtain permission from the Federal Reserve prior to engaging in most new business activities. In addition, bank holding companies like the Company must be well capitalized and well managed in order to engage in the expanded financial activities permissible only for a financial holding company.

Capital. Federal banking regulators have adopted risk-based capital guidelines for bank holding companies. Currently, the required minimum ratio of total capital to risk-weighted assets (including off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be Tier 1 capital, consisting principally of common stockholders’ equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill. The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and intermediate-term preferred stock, certain hybrid capital instruments and other debt securities, perpetual preferred stock and a limited amount of the general loan loss allowance.

In addition to the risk-based capital guidelines, the federal banking regulators have established minimum leverage ratio (Tier 1 capital to total assets) guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of 3% for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a leverage ratio of at least 4%.

The above risk-based and leverage ratio guidelines apply on a consolidated basis to any bank holding company with consolidated assets of $500 million or more. These guidelines also apply on a consolidated basis to any bank holding company with consolidated assets of less than $500 million if such holding company (i) is engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) conducts significant off-balance sheet activities; or (iii) has a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. As of September 30, 2013, Fairmount Bancorp, Inc. had consolidated assets of less than $500 million and did not satisfy the nonbanking, off-balance sheet, or debt requirements that would make it subject to the risk-based or leverage ratio requirements discussed above. However, under the Federal Reserve Board Policy for Small Holding Companies it must continue to serve as a source of strength for its subsidiary bank.

The Federal Reserve has issued a policy statement regarding the payment of dividends and the repurchase of shares of capital stock by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory review prior to a holding company redeeming or repurchasing common or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

The Federal Reserve’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.

Federal Securities Laws

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934. Fairmount Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The Company’s common stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited of shares in any three-month period.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2013 under the requirements of the Sarbanes-Oxley Act. We have prepared and will prepare policies, procedures and systems designed to ensure compliance with these regulations.

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

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2013, we had no minimum tax credit carry forward.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2013, we had a net operating loss carryforward for income tax purposes from the Fullerton acquisition in the amount of $378,000. Approximately $43,000 of the carryforward was used to offset current year income with the remainder of $335,000 being carried forward to offset potential future income.

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

We conduct our operations from our office located at 8216 Philadelphia Road, Baltimore, Maryland 21237. The net book value of the premises, land and equipment at 8216 Philadelphia Road was $2,451,000 at September 30, 2013. The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.

We continue to own the premises at 7527 Belair Road and the current book value of the premises, land and equipment is $542,000. We also own a property contiguous our home office that may be used for expansion and/or developed and sold. At September 30, 2013, the book value of this property was $162,000.

Item 3.	Legal Proceedings

We are not presently involved in legal proceedings of a material nature. Occasionally, we are a party to legal proceedings incidental to our business to enforce security interest in collateral pledged to secure loans made by us.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market, Holder and Dividend Information. The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “FMTB”. The common stock commenced trading on June 3, 2010. As of September 30, 2013, there were 484,839 shares of common stock outstanding. As of December 23, 2013, there were 484,839 shares of common stock outstanding. At that date, the Company had approximately 110 holders of record of common stock. The figure of shareholders of record does not reflect the number of persons whose shares are in nominee or street name accounts through brokers.

The quarterly high and low sales price of Fairmount’s common stock for the past two fiscal years is presented in the table below. These prices may include dealer mark-up, mark-down and/or commission and may not necessarily represent actual transactions.

Fiscal Year 2013:	High Bid	Low Bid	Close
September 30, 2013	$20.00	$20.00	$20.00
June 30, 2013	21.00	21.00	21.00
March 31, 2013	23.00	23.00	23.00
December 31, 2012	17.05	17.05	17.05

Fiscal Year 2012:
September 30, 2012	$17.00	$17.00	$17.00
June 30, 2012	14.42	14.42	14.42
March 31, 2012	16.04	15.20	15.20
December 31, 2011	14.10	14.10	14.10

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

Dividend payments by the Company are dependent primarily on dividends it receives from Fairmount Bank, because the Company will have no source of income other than dividends from the Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company, and interest payments with respect to the Company’s loan to the ESOP. See “Supervision and Regulation—Banking Regulation—Capital Distributions.”

(b)	Sales of Unregistered Securities. Not applicable.

(c)	Use of Proceeds. Not applicable.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth the information as of September 30, 2013 with respect to compensation plans (other than the Company’s employee stock ownership plan) under which securities of the registrant are authorized for issuance.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under stock based compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders	52,864	$14.10	9,300
Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	52,864	$14.10	9,300

(1)	Reflects weighted average price of stock options only

(e)	Stock repurchases. On September 7, 2012, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. On October 4, 2012, the Board of Directors approved an increase in its current stock repurchase program from 25,000 to 40,000 shares, which is equal to approximately 8% of the total shares outstanding. The repurchase program began on September 10, 2012 and ran for a period of six months through February 2013. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the periods listed.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1-30, 2012	22,800	$17.07	22,800	17,200
October 1-31, 2012	6,000	17.05	28,800	11,200
November 1-30, 2012	1,800	17.10	30,600	9,400
December 1-31, 2012	—	—	30,600	9,400
January 1-31, 2013	—	—	30,600	9,400
February 1-28, 2013	—	—	30,600	9,400

Item 6.	Selected Financial Data

The following tables contain certain information concerning our consolidated financial position and results of operations, which is derived in part from our consolidated financial statements. The following is only a summary and should be read in conjunction with the consolidated financial statements and notes beginning on page 48 this annual report.

	At September 30,
	2013	2012
	(In thousands)
Selected Financial Conditional Data:

Total assets	$77,028	$79,044
Cash and cash equivalents	851	514
Federal funds sold and interest-bearing deposits in other banks	3,000	3,849
Certificates of deposit	3,784	3,532
Investment securities	9,548	11,441
Federal Home Loan Bank stock	454	480
Loans receivable, net	55,375	54,650
Deposits	55,930	58,026
Borrowed funds	8,000	8,000
Equity	13,003	12,855

	For the Years Ended September 30,
	2013	2012
	(In thousands)
Selected Operating Data:

Interest and dividend income	$3,418	$3,714
Interest expense	733	920

Net interest income	2,685	2,794
Provision for loan losses	500	200

Net interest income after provision for loan losses	2,185	2,594
Non-interest income	248	91
Non-interest expense	1,995	2,245

Income before income taxes	438	440
Provision for income taxes	181	114

Income before extraordinary gain	257	326

Extraordinary item, gain on business combination	—	1,022

Net income	$257	$1,348

	At or for the Years Ended September 30,
	2013	2012

Selected Financial Ratios and Other Data:

Performance Ratios:

Return on assets (ratio of net income to average total assets) (1)	0.33%	1.70%
Return on equity (ratio of net income to average equity) (1)	2.01%	10.12%
Interest rate spread(2)	3.54%	3.64%
Net interest margin(3)	3.66%	3.81%
Efficiency ratio(4)	68.01%	77.80%
Non-interest expense to average total assets	2.55%	2.84%
Average interest-earning assets to average interest-bearing liabilities	112.72%	113.15%
Loans to deposits	99.01%	94.18%

Asset Quality Ratios:
Non-performing assets to total assets(5)	3.12%	2.75%
Non-performing loans to total loans	4.31%	3.39%
Allowance for loan losses to non-performing loans	30.74%	32.90%
Allowance for loan losses to total loans	1.31%	1.12%
Net chargeoffs as a percentage of average loans outstanding	0.69%	0.45%

Capital Ratios:
Average equity to average assets	16.15%	16.56%
Equity to total assets at end of period	16.88%	16.26%
Total capital to risk-weighted assets	28.24%	27.33%
Tier 1 capital to risk-weighted assets	26.98%	26.07%
Tier 1 capital to average assets	14.70%	13.74%

Per Share Data (6):
Net income, basic (1)	$0.58	$2.86
Net income, dilutive (1)	$0.56	$2.82
Book value	$26.82	$26.51
Market price	$20.00	$17.00
Average shares outstanding	445,643	472,278

Other Data:
Number of full service offices	1	2
Number of employees	12	14

(1)	Net income includes extraordinary item, gain on business combination
(2)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.
(5)	Non-performing assets consist of non-performing loans and real estate owned.
(6)	Book value per share is calculated using the number of shares of common stock outstanding of 477,514 as of September 30, 2013 and 2012, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Office of the Commissioner of Financial Regulation of the State of Maryland, as an integral part of its examination processes, periodically reviews the Bank’s allowance for loan losses and may require the recognition of adjustments to the allowance for loan losses based on its judgment of information available to it at the time of its examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Business Strategy

Highlights of our business strategy are as follows:

•	Growing and Diversifying our Loan Portfolio. We will pursue loan portfolio diversification with an emphasis on credit risk management to increase our origination of loans that provide higher returns. These loans provide higher returns than loans secured by one-to four-family residential real estate. These loans are generally originated with rates that are fixed for seven years or less or adjust periodically, which assists us in managing our interest rate risk. We also intend to increase our origination of commercial real estate and construction loans when market conditions improve.

•	Continuing to Emphasize Residential Real Estate Lending. Historically, we have emphasized one-to four-family, fixed-rate residential lending within our market area. As of September 30, 2013, $43,845,000, or 78.04%, of our total loan portfolio consisted of one-to four-family residential mortgage loans. During the year ended September 30, 2013, we originated $4,840,000 of one-to four-family residential mortgage loans and $530,000 of one-to four-family non-owner occupied loans. In addition, to a lesser extent, we originate construction/permanent loans and second mortgage loans.

•	Continuing to Maintain Strong Asset Quality Through Conservative Underwriting Standards. We believe that maintaining high asset quality is a key to long-term financial success. We have sought to maintain favorable asset quality reflected primarily by a low level of nonperforming assets, low charge-offs and adequacy of loan loss reserves. We use underwriting standards that we believe are conservative, and we diligently monitor collection efforts. At September 30, 2013, $2,406,000, or 3.12% of our total assets, was nonperforming. Although we intend to diversify our lending activities into commercial real estate loans, construction loans and consumer loans, we intend to maintain our conservative approach to underwriting loans. We do not offer, and do not intend to offer, “interest only,” “Option ARM,” “sub-prime” or Alt-A” loans, nor does it hold any securities backed by these mortgages. Total net charge-offs for the year ended September 30, 2013, were $384,000, or 0.69% of average loans outstanding.

•	Building Lower Cost Deposits. We currently offer NOW accounts, savings accounts and certificates of deposit. At September 30, 2013, certificates of deposit represented 61.58% of our total deposits. We intend to introduce new commercial checking accounts and focus on growing transaction deposit accounts. Checking accounts, NOW accounts and savings accounts are generally lower-cost sources of funds than certificate of deposits and are less sensitive to withdrawal when interest rates fluctuate. As we grow our commercial loan portfolio, we expect to attract core deposits from our new commercial loan customers. We also expect additional core deposits from internet banking, which was implemented during fiscal year 2013.

•	Maintaining a Strong Capital Position Through Disciplined Growth and Earnings. Our policy has always been to protect the safety and soundness of the institution through conservative risk management, sound operations and a strong capital position. We have consistently maintained capital in excess of regulatory requirements. Our equity to total assets ratio was 16.88% at September 30, 2013.

•	Offering New and Better Products and Services. We intend to utilize technology to increase productivity and provide new and better products and services We implemented our internet banking service in fiscal year 2013 and we also began offering debit cards in fiscal year 2013. We expect that these new products and services will help to maintain and increase our deposit base, will attract business and retail customers and will increase productivity. We will analyze the profitability of products and services and allocate our resources to those areas we believe offer the greatest future potential.

•	Expanding Our Branch Network. We intend to evaluate and pursue opportunities to expand our franchise in our market area through the enhanced presence in the community provided by our new office facility and by opening additional banking offices and, possibly, through acquisitions of other financial institutions and banking related businesses. Other than the acquisition of Fullerton which occurred in October 2011, we have no current arrangements to acquire other financial institutions.

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Total assets decreased by $2,016,000, or 2.55%, to $77,028,000 at September 30, 2013, from $79,044,000 at September 30, 2012. The decrease was primarily the result of a decrease in securities available for sale in the amount of $2,012,000, a decrease in federal funds sold of $1,370,000 offset by an increase in net loans of $725,000.

Cash and cash equivalents decreased by $512,000, or 11.74%, to $3,851,000 at September 30, 2013, from $4,363,000 at September 30, 2012. This decrease was primarily the result of decreases in federal funds sold.

Certificates of deposit increased by $252,000 at September 30, 2013. The increase was due to the investment of available liquidity in FDIC insured certificates of deposits with maturities greater than one year.

Investment securities decreased by $1,893,000, or 16.55%, to $9,548,000 at September 30, 2013, from $11,441,000 at September 30, 2012. The decrease was the result of $5,034,000 in purchases offset by $6,740,000 in sales, maturities, payments and calls.

Total net loans increased from $54,650,000 at September 30, 2012, to $55,375,000 at September 30, 2013. This represented an increase of $725,000, or 1.33%. The change was primarily an increase of $649,000, or 19.88%, in construction and land development loans and an increase of $391,000, or 32.23%, in secured commercial loans. For related party loan information see Note 4 of the accompanying Notes to the Consolidated Financial Statements.

Foreclosed assets decreased by $276,000 from $296,000 at September 30, 2012 to $20,000 at September 30, 2013. The foreclosed asset is a mobile home that is currently for sale and has been written down to its fair value.

Total liabilities at September 30, 2013 were $64,025,000, a decrease of $2,164,000, or 3.27%, from $66,189,000 at September 30, 2012. The decrease was primarily attributable to a reduction in deposits of $2,096,000 from $58,026,000 at September 30, 2012 to $55,930,000 at September 30, 2013.

Deposits decreased to $55,930,000 at September 30, 2013, from $58,026,000 at September 30, 2012. This represented a decrease of $2,096,000, or 3.61%. The decreases were primarily the result of decreases in certificates of deposit of $2,986,000, or 7.98%, offset by increases in savings of $1,388,000, or 8.98%. For related party deposit information see Note 8 of the accompanying Notes to the Consolidated Financial Statements.

Borrowed funds, which were exclusively Federal Home Loan Bank advances remained unchanged at $8,000,000 at September 30, 2013 from September 30, 2012. At September 30, 2013, the weighted average rate of the advances was 3.35%. The balance of borrowed funds may fluctuate depending on, among other things, our ability to attract deposits, the relative pricing of advances compared to deposits, and its liquidity needs.

Stockholders’ equity was $13,003,000, or 16.88%, of total assets at September 30, 2013, compared to $12,855,000, or 16.26%, of total assets at September 30, 2012. The primary reason for the $148,000, or 1.15%, increase in equity was net income of $257,000 for the fiscal year ending September 30, 2013. The increase was offset by several factors including a decrease of $129,000 in other comprehensive income related to the interest rate fluctuations on the Company’s available for sale securities portfolio, a release of shares for the ESOP of $72,000, recording of stock based compensation of $81,000 relating to RRP shares and stock options. In September 2012, the Company instituted a stock repurchase program which resulted in a decrease of $133,000 in stockholders’ equity in fiscal year 2013 due to the repurchase of 7,800 shares of common stock.

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012

Overview. Net income decreased by $1,091,000 to $257,000 for the year ended September 30, 2013, from $1,348,000 for the year ended September 30, 2012. This decrease in net income included an extraordinary gain of $1,022,000 recorded in 2012 in association with the acquisition of Fullerton. Net interest income decreased $109,000, or 3.90%, to $2,685,000 for the year ended September 30, 2013, from $2,794,000 for the year ended September 30, 2012. Provision for loan and lease losses increased by $300,000 to $500,000 for the year ended September 30, 2013, from $200,000 for the year ended September 30, 2012. Non-interest income increased by $157,000 from $91,000 for the year ended September 30, 2012, to $248,000 for the year ended September 30, 2013. Non-interest expenses decreased by $250,000, or 11.14%, from $2,245,000 for the year ended September 30, 2012, to $1,995,000 for the year ended September 30, 2013. Income taxes increased $67,000, or 58.77%, from $114,000 for the year ended September 30, 2012 to $181,000 for the year ended September 30, 2013.

Net Interest Income. Net interest income decreased by $109,000, or 3.90%, to $2,685,000 for the year ended September 30, 2013, from $2,794,000 for the year ended September 30, 2012. The decrease primarily resulted from the combined effects of a decrease of $296,000, or 7.97%, in interest and dividend income to $3,418,000 for the year ended September 30, 2013, from $3,714,000 in the year ended September 30, 2012, and a decrease of $187,000 in interest expense to $733,000 for the year ended September 30, 2013, from $920,000 for the year ended September 30, 2012. The decrease in interest and dividend income was due to a decrease in the average rates earned on interest-bearing assets from 5.06% at September 30, 2012 to 4.67% at September 30, 2013. Interest expense decreased due to a decrease in the average rates paid on deposits and borrowings to 1.13% at September 30, 2013, from 1.42% at September 30, 2012.

For the year ended September 30, 2013, the average yield on interest-earning assets was 4.67%, compared to 5.06% for the year ended September 30, 2012. The average cost of interest-bearing liabilities was 1.13% for the year ended September 30, 2013, compared to 1.42% for the year ended September 30, 2012. The average balance of interest-earnings assets decreased by $90,000, or 0.12%, to $73,275,000 for the year ended September 30, 2013, compared to $73,365,000 for the year ended September 30, 2012. The average balance of interest-bearing liabilities increased by $163,000, or 0.25%, to $65,004,000 for the year ended September 30, 2013, from $64,841,000 for the year ended September 30, 2012.

The average interest rate spread was 3.54% for the year ended September 30, 2013, compared to 3.64% for the year ended September 30, 2012. The average net interest margin was 3.661% for the year ended September 30, 2013, compared to 3.81% for the year ended September 30, 2012.

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

The provision for loan and lease losses increased $300,000 to $500,000 for the year ended September 30, 2013, from $200,000 for the year ended September 30, 2012. The Company recorded net charge-offs of $384,000 and $248,000 for the fiscal years ended September 30, 2013 and 2012, respectively. Non-performing loans totaled $2,386,000 at September 30, 2013 compared to $1,877,000 at September 30, 2012. The increase of $509,000 was the result of an increase of $914,000 in non-performing one-to four-family non-owner occupied loans. The Company’s non-performing loans to total loans increased to 4.31% at September 30, 2013, from 3.39% at September 30, 2012. The increase in the provision was necessary due to increases in non-performing and impaired loans during the fiscal year ended September 30, 2013. The Company has provided for all losses that are both probable and reasonably estimable at September 30, 2013.

Non-performing assets, not including non-performing loans, totaled $20,000 and $296,000 at September 30, 2013 and 2012, respectively. The Company sold other real estate owed of $296,000 during the fiscal year ended September 30, 2013, recording a loss of $24,000.

The Company had classified as impaired, loans that are 90 days or more delinquent or troubled debt restructurings. The amount of impaired loans of $3,152,000 was comprised of fifteen loan relationships. Of the fifteen loan relationships, four relationships were secured by one-to four-family owner occupied residential properties in the amount of $827,000, seven relationships were secured by one-to four-family non-owner occupied residential properties in the amount of 1,635,000, two loans were secured by mobile homes in the amount of $106,000, one loan was secured by other properties in the amount of $213,000 and one loan of $370,000 was secured by construction and land development.

Non-Interest Income. Non-interest income was $248,000 for the year ended September 30, 2013, which was an increase of $157,000 from $91,000 for the year ended September 30, 2012. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales during the fiscal year ended September 30, 2013. Service charges and fees increased by $19,000, or 28.36% from $67,000 for the year ended September 30, 2012, to $86,000 for the year ended September 30, 2013. This increase in service fees and charges was primarily due to an increase in loan settlements during the fiscal year. Other income also increased from $14,000 at September 30, 2012 to $40,000 at September 30, 2013. This increase was the result of an increase in the cash surrender value of a life insurance policy of a former president of the Bank.

Non-Interest Expense. Non-interest expense decreased by $250,000, or 11.14% to $1,995,000 for the year ended September 30, 2013, from $2,245,000 for the year ended September 30, 2012. The primary reason for the overall decrease in non-interest expenses was due to an increase in salaries, fees and employment, offset by decreases in Salaries, fees and employment expense increased $63,000, or 5.79%, from $1,088,000 for the year ended September 30, 2012 to $1,151,000 for the year ended September 30, 2013. The increase in salaries, fees and employment expenses can be attributed the recording of stock based compensation for the fiscal year ended September 30, 2013. Professional fees decreased from $284,000 for the year ended September 30, 2012, to $198,000 for the year ended September 30, 2013. This decrease of $86,000, or 30.28%, was the result of several factors including a consulting agreement with a former Fullerton employee that was paid out fully in December 2012 and the increased reporting requirements associated with the Company’s public company status. The Company recorded an expense of $252,000 during the fiscal year ended September 30, 2012 related to losses and costs on real estate acquired through foreclosure. The expense of $252,000 included a write down in the fair value of foreclosed real estate of $222,000 and losses on the sale of foreclosed real estate of $18,000.

Income Taxes. The provision for income taxes increased $67,000, or 58.77%, to $181,000 for the year ended September 30, 2013, from $114,000 for the year ended September 30, 2012. Although income before income taxes and extraordinary items was comparable from September 30, 2012 to September 30, 2013, a decrease in the deferred tax asset was recognized during the fiscal year which increased the overall tax liability. As of September 30, 2013, the Company had net operating loss carryforwards of $378,000 associated with the acquisition of Fullerton. The Company utilized approximately $43,000 in net loss carryforwards to offset current year taxable income. The remaining net loss carryforwards of approximately $335,000, which begin to expire in 2031, may be used to offset future income taxes payable. The Company however may be subject to alternative minimum tax and the realization of the net loss carryforwards is dependent on future taxable income and may be subject to limits under IRC Section 382.

Extraordinary Item. The Company recognized $1,022,000 of extraordinary income during the year ended September 30, 2012 relating to the acquisition of Fullerton. The extraordinary income, also defined as negative goodwill, was the result of the sum of the fair values of assets acquired less the liabilities assumed exceeding the acquisition cost.

Total Comprehensive Income. Total comprehensive income for the years ended September 30, 2013 and 2012, consisted of net income and the change in unrealized gains on investment securities available for sale, net of tax. Total comprehensive income was $128,000 and $1,356,000 for the years ended September 30, 2013 and 2012, respectively. The decrease in total comprehensive income of $1,228,000 resulted from an decrease of $1,091,000 in net income, including the extraordinary gain of $1,022,000 and a decrease of $137,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

	Years Ended,
	September 30, 2013			September 30, 2012
	Average Outstanding Balance	Interest Income Expense	Yield/ Rate	Average Outstanding Balance	Interest Income Expense	Yield/ Rate
	(Dollars in thousands)
Interest earning assets
Loans	$54,754	$3,147	5.75%	$54,468	$3,319	6.09%
Federal funds sold and interest-bearing deposits in other banks	5,523	6	0.11	5,171	5	0.09
Certificates of deposit	3,411	51	1.50	2,493	41	1.63
Investment securities	9,120	203	2.22	10,661	342	3.21
Federal Home Loan Bank Stock	467	11	2.44	572	7	1.31

Total interest earning assets	$73,275	$3,418	4.67%	$73,365	$3,714	5.06%

Non interest earning assets	5,337			6,051

Total assets	$78,612			$79,416

Interest bearing liabilities
Interest bearing deposits	$4,279	$10	0.24%	$4,044	$18	0.45%
Savings deposits	16,620	65	0.39	14,151	97	0.68
Certificates of deposit	36,105	390	1.08	37,400	532	1.42
Borrowed funds	8,000	268	3.35	9,246	273	2.96

Total interest bearing liabilities	$65,004	$733	1.13%	$64,841	$920	1.42%

Non-interest bearing liabilities	768			1,247

Total liabilities	$65,772			$66,088

Stockholders’ equity	12,840			13,328

Total liabilities and stockholders’ equity	$78,612			$79,416

Net interest income(3)		$2,685			$2,794

Net interest rate spread			3.54%			3.64%
Net interest earning assets	$8,270			$8,524

Net interest margin(4)			3.66%			3.81%

Average of interest earning assets to interest bearing liabilities			112.72%			113.15%

(1)	Average loan balances include nonaccrual loans. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Yields are based on historical costs. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(3)	Yields are based on the historical cost balances of the related assets and do not give effect to changes in fair value that are included as a component of equity. Yields on tax exempt obligations have not been computed on a tax equivalent basis.
(4)	Equals net interest income divided by average earning assets.

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

	Years Ended September 30, 2013 vs. 2012			Years Ended September 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$17	$(189)	$(172)	$(5)	$(57)	$(62)
Federal funds sold and interest-bearing deposits in other banks	—	1	1	3	(1)	2
Certificates of deposit	14	—	14	10	—	10
Investment securities	(42)	(98)	(140)	42	(53)	(11)
Federal Home Loan Bank stock	(2)	6	4	—	4	4

Total interest-earning assets	$(13)	$(280)	$(293)	$50	$(107)	$(57)

Interest-bearing liabilities:

Interest-bearing deposits	$1	$(9)	$(8)	$—	$(11)	$(11)
Saving deposits	13	(44)	(31)	33	(12)	21
Certificates of deposit	(16)	(127)	(143)	18	(204)	(186)
Borrowed funds	(39)	34	(5)	(37)	31	(6)

Total interest bearing liabilities	$(41)	$(146)	$(187)	$14	$(196)	$(182)

Change in net interest income	$28	$(134)	$(106)	$36	$89	$125

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

We have emphasized the origination of fixed-rate mortgage loans in our portfolio in order to maximize our net interest income and control credit risk. We accept increased exposure to interest rate fluctuations as a result of our investment in such loans. In a period of rising interest rates, our net interest rate spread and net interest income may be negatively affected. In addition, we have sought to manage and mitigate our exposure to interest rate risks in the following ways:

•	We maintain relatively high levels of short-term liquid assets. At September 30, 2013, our short-term liquid assets totaled $3,851,000.

•	We lengthen the weighted average maturity of our liabilities through retail deposit pricing strategies and the use of Federal Home Loan Bank advances;

•	We invest in shorter to medium-term securities and in securities with step-up rate features providing for increased interest rates prior to maturity according to a predetermined schedule; and

•	We maintain high levels of capital.

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

The following tables show the estimated impact on our net interest income for the one-year period beginning September 30, 2013 and changes in our economic value of equity at September 30, 2013 that would occur in the event of an immediate change in interest rates as described above, with no effect given to any steps that we might take to counteract that change

Change in Interest Rates (basis points)	Net Interest Income Year One Forecast	% Change Year One from Level	Economic Value of Equity	% Change in Equity from Level
	(dollars in thousands)
+400 bp	$2,864	1.08%	$7,187	(38.20)%
+300 bp	2,706	1.93	8,148	(29.94)
+200 bp	2,751	3.60	9,382	(19.33)
+100 bp	2,745	3.39	10,609	(8.78)
Level	2,655	—	11,630	—
-100 bp	2,567	(3.32)	12,392	6.55
-200 bp	2,470	(6.97)	13,290	14.27

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

The board of directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. We believe that it has enough sources of liquidity to satisfy our short and long-term liquidity needs as of September 30, 2013.

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

Our most liquid assets are cash and cash equivalents and certificates of deposit. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $3,851,000. Certificates of deposit and securities classified as available-for-sale, which provide additional sources of liquidity, totaled $3,784,000 and $5,792,000, respectively at September 30, 2013.

At September 30, 2013, we had no mortgage loan commitments outstanding. However, at that date, we had unfunded commitments under lines of credit, including letters of credit of $5,654,000. Certificates of deposit due within one year of September 30, 2013 totaled $17,426,000, or 31.16%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, we may be required to pay higher rates on such deposits or borrowings than we currently pays on the certificates of deposit due on or before September 30, 2013. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank’s primary investing activity is loan origination. In the years ended September 30, 2013 and 2012, the Bank originated $9,588,000 and $5,265,000 in loans, respectively. The Company purchased $499,000 in certificates of deposit during the fiscal year ending September 30, 2013. Also during the years ended September 30, 2013 and 2012, the Bank purchased $5,034,000 and $7,478,000 of investment securities, respectively.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $2,096,000 for the year ended September 30, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all regulatory capital requirements and we were considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation—Banking Regulation—Capital Requirements” and Note 16 of the Notes to the Consolidated Financial Statements.

We have the capacity to borrow up to $23,100,000 with the Federal Home Loan Bank of Atlanta. Our outstanding borrowings with the Federal Home Loan Bank of Atlanta at September 30, 2013 were $8,000,000. We also have a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at September 30, 2013, under this facility.

On September 7, 2012, the Company announced that its Board of Directors had adopted a stock repurchase program. Under the repurchase program, the Company could repurchase up to 25,000 shares of its common stock, or approximately 5% of the current outstanding shares. On October 4, 2012, the Company announced that the Board of Directors approved an increase in its current stock repurchase program to 40,000 shares, or approximately 8% of the current outstanding shares. The purchase program began on September 10, 2012 and continued for six months through February 2013. As of September 30, 2013, the Company had repurchased 30,600 shares of common stock.

The repurchase program permited shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program may be suspended, terminated, or modified at any time for any reason, including market conditions, the cost of repurchasing shares, availability of alternative investment opportunities, liquidity, and other factors deemed appropriate.

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

In February 2013, the FASB issued ASU 2013 -02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

FAIRMOUNT BANCORP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fairmount Bancorp, Inc.

Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Fairmount Bancorp, Inc. and its wholly-owned subsidiary (Fairmount Bank) as of September 30, 2013 and 2012, and the related consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in stockholders’ equity, and consolidated statements of cash flows for each of the years in the two-year period then ended. Fairmount Bancorp, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairmount Bancorp, Inc. and its wholly-owned subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
SMITH ELLIOTT KEARNS & COMPANY, LLC

Chambersburg, Pennsylvania
December 23, 2013

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2013 and September 30, 2012

	September 30,	September 30,
	2013	2012
Assets
Cash and due from banks	$850,941	$513,787
Interest-bearing deposits in other banks	858,746	337,379
Federal funds sold	2,141,774	3,512,020

Cash and cash equivalents	3,851,461	4,363,186

Certificates of deposit	3,783,568	3,531,991
Securities available for sale, at fair value	5,791,725	7,803,575
Securities held to maturity, at amortized cost	3,756,238	3,636,972
Federal Home Loan Bank stock, at cost	453,700	479,700
Loans, net of allowances for loan and lease losses of $733,451 at September 30, 2013 and $617,474 at September 30, 2012	55,375,365	54,650,111
Accrued interest receivable	233,680	290,304
Premises and equipment, net	3,155,062	3,236,995
Foreclosed assets	20,000	295,750
Cash surrender value of life insurance	—	70,736
Deferred income tax assets	287,746	211,099
Prepaid expenses and other assets	319,604	473,334

Total assets	$77,028,149	$79,043,753

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$561,563	$780,336
Interest-bearing deposits	4,075,532	4,355,762
Savings deposits	16,850,314	15,461,977
Certificates of deposit	34,442,370	37,427,659

Total deposits	55,929,779	58,025,734

Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	42,503	42,962
Deferred compensation liability	—	8,170
Accounts payable and other liabilities	52,638	111,697

Total liabilities	64,024,920	66,188,563

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 484,839 shares outstanding at September 30, 2013 and 2012, respectively	5,003	5,003
Additional paid in capital	4,040,748	3,979,972
Unearned common stock held by:
Employee Stock Ownership Plan	(209,736)	(251,607)
Recognition and Retention Plan	(245,145)	(162,271)
Retained earnings	9,334,634	9,077,164
Accumulated other comprehensive income	77,725	206,929

Total stockholders’ equity	13,003,229	12,855,190

Total liabilities and stockholders’ equity	$77,028,149	$79,043,753

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended September 30, 2013 and 2012

	2013	2012
Interest and dividend income:
Interest on loans	$3,147,659	$3,319,533
Interest and dividends on investments	270,823	394,831

Total interest income	3,418,482	3,714,364

Interest expense:
Interest on deposits	465,117	646,636
Interest on borrowings	268,016	273,451

Total interest expense	733,133	920,087

Net interest income	2,685,349	2,794,277

Provision for loan and lease losses	500,000	200,000

Net interest income after provision for loan and lease losses	2,185,349	2,594,277

Non-interest income:
Service fees on deposit accounts	5,269	4,957
Other service charges, commissions and fees	86,448	67,613
Gain on sale of assets	116,480	4,737
Other non-interest income	39,555	14,330

Total non-interest income	247,752	91,637

Non-interest expense:
Salaries, fees and employment	1,150,622	1,088,001
Premises and equipment	212,934	196,358
Professional fees	198,059	283,632
Data processing	127,060	114,336
FDIC premiums and regulatory assessments	104,304	97,089
Insurance and bond premiums	31,983	37,962
Stationery, printing and supplies	25,675	35,704
Provision for losses and costs on real estate acquired through foreclosure	24,747	251,630
Other operating expenses	119,520	140,483

Total non-interest expense	1,994,904	2,245,195

Income before income taxes	438,197	440,719

Income taxes	180,727	114,427

Income before extraordinary item	257,470	326,292

Extraordinary item, gain on business combination	—	1,022,074

Net income	$257,470	$1,348,366

Basic and dilutive earnings per common share:
Net income before extraordinary item, basic	$0.58	$0.69
Extraordinary item, gain on business combination, basic	—	2.17

Net income, basic	$0.58	$2.86

Basic weighted average shares outstanding	445,643	472,278

Net income before extraordinary item, dilutive	$0.56	$0.68
Extraordinary item, gain on business combination, dilutive	—	2.14

Net income, dilutive	$0.56	$2.82

Dilutive weighted average shares outstanding	456,782	478,719

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

Years Ended September 30, 2013 and 2012

	2013	2012

Net income	$257,470	$1,348,366

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale	(329,864)	8,806

Reclassification adjustment for realized gain on investment securities available for sale included in net income	(116,480)	(896)

Total investment securities available for sale	(213,384)	7,910

Total other comprehensive income (loss), net of tax of $84,180 and $506, respectively	(129,204)	7,404

Comprehensive income	$128,266	$1,355,770

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended September 30, 2013 and 2012

	Common Stock	Additional Paid-In Capital	Unearned ESOP Shares	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, September 30, 2011	$4,440	$3,774,574	$(230,000)	$—	$7,728,798	$199,525	$11,477,337

Net income	—	—	—	—	1,348,366	—	1,348,366

Other comprehensive income	—	—	—	—	—	7,404	7,404

Total comprehensive income			—	—	—	—	1,355,770

Issuance of common stock	563	451,656					452,219

Acquisition of unearned ESOP shares	—	—	(63,478)	—	—	—	(63,478)

Acquisition of unearned RRP shares	—	—	—	(37,168)	—	—	(37,168)

Repurchase of common stock	—	(264,137)	—	(125,103)	—	—	(389,240)

ESOP shares released for allocation	—	17,879	41,871	—	—	—	59,750

Balance, September 30, 2012	$5,003	$3,979,972	$(251,607)	$(162,271)	$9,077,164	$206,929	$12,855,190

Net income	—	—	—	—	257,470	—	257,470

Other comprehensive income	—	—	—	—	—	(129,204)	(129,204)

Total comprehensive income							128,266

Repurchase of common stock	—	—	—	(133,080)	—	—	(133,080)

ESOP shares released for allocation	—	29,805	41,871	—	—	—	71,676

RRP shares released for allocation	—	(50,206)	—	50,206	—	—	—

Stock based compensation	—	81,177	—	—	—	—	81,177

Balance, September 30, 2013	$5,003	$4,040,748	$(209,736)	$(245,145)	$9,334,634	$77,725	$13,003,229

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2013 and 2012

	For the Year Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$257,470	$1,348,366
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination	—	(1,022,074)
Depreciation and amortization	132,010	123,727
Amortization and accretion of securities	88,993	53,932
Provision for loan and lease losses	500,000	200,000
Provision for loss on real estate acquired through foreclosure	—	222,000
Loss on sale of real estate acquired through foreclosure	—	18,404
(Gains) losses on sales of securities	(116,480)	(896)
(Gains) losses on sales of other real estate owned	23,723	(3,842)
Deferred income taxes	7,533	(105,508)
(Increase) decrease in accrued interest receivable	56,624	(43,716)
(Increase) decrease in cash surrender value of life insurance	70,736	(1,927)
(Increase) decrease in prepaid expenses and other assets	153,730	46,540
Increase (decrease) in accrued interest payable	(459)	514
Increase (decrease) in accounts payable and other liabilities	(59,059)	(269,424)
Stock based compensation expense	81,177	—
Employee Stock Ownership Plan expense	71,676	59,750

Net cash provided (used) by operating activities	1,267,674	625,846

Cash flows from investing activities:
Cash acquired in business combination, net of merger expenses	—	4,113,398
Proceeds from sales of available for sale securities	1,753,845	189,692
Proceeds from maturities, payments and calls of available for sale securities	2,986,012	1,841,381
Proceeds from maturities, payments and calls of held to maturity securities	2,000,000	2,500,000
Purchases of available for sale securities	(1,278,086)	(2,979,375)
Purchases of held to maturity securities	(3,756,411)	(4,499,000)
(Purchases) maturities of certificates of deposit	(250,250)	(3,433,991)
(Purchases) redemptions of Federal Home Loan Bank stock	26,000	139,800
Net (increase) decrease in loans	(1,225,254)	1,322,887
Proceeds from disposal of foreclosed real estate	272,027	347,846
Proceeds from disposal of premises and equipment	—	342,325
Purchases of premises and equipment	(70,077)	(36,396)

Net cash provided (used) by investing activities	457,806	(151,433)

Cash flows from financing activities:
Net increase (decrease) in deposits	(2,095,955)	(254,806)
Net increase (decrease) in borrowings	—	(2,000,000)
Payments on accrued deferred compensation obligation	(8,170)	(7,780)
Proceeds from issuance of common stock	—	351,573
Repurchase of common stock	(133,080)	(389,240)

Net cash provided (used) by financing activities	(2,237,205)	(2,300,253)

Net increase (decrease) in cash and cash equivalents	(511,725)	(1,825,840)

Cash and cash equivalents, beginning balance	4,363,186	6,189,026

Cash and cash equivalents, ending balance	$3,851,461	$4,363,186

Supplemental disclosure of cash flows information:
Cash paid for interest	$733,592	$919,573
Cash paid for income taxes	—	637,084
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale - net of tax effect of $84,180 and $506, respectively	$129,204	$7,404
Foreclosed assets acquired in settlement of loans	20,000	—

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

Nature of Operations

Fairmount Bancorp, Inc., a Maryland corporation (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to Maryland state chartered commercial bank and become the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering.

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

In accordance with the Office of the Commissioner of Financial Regulation of the State of Maryland regulations, upon the completion of the conversion, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

Fairmount Bank is a community-oriented commercial bank, which provides a variety of financial services to individuals and corporate customers through its home Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit, and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

Federal Home Loan Bank Stock

Federal Home Loan Bank of Atlanta (the “FHLB”) stock is an equity interest in the FHLB, which does not have a readily determinable fair value for purposes of Generally Accepted Accounting Standards related to Accounting for Certain Investments in Debt and Equity Securities, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at par value of $100 per share and only to the FHLB or another member institution. As of September 30, 2013 and 2012, the Company owned shares totaling $453,700 and $479,700, respectively.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Commissioner of Financial Regulation of the State of Maryland as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, a specific allowance is established for that portion of the loan that is deemed uncollectible. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Commissioner of Financial Regulation for the State of Maryland, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

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

Foreclosed Assets

Assets acquired through, or in lieu of, foreclosure is initially recorded at the lower of cost (principal balance of the former mortgage loan plus costs of obtaining title and possession) or fair value at the date of acquisition. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

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

Common Stock Repurchase Program

The Company adopted a common stock repurchase program in which shares repurchased reduce the amount of shares issued and outstanding. The repurchased shares may be reissued in connection with share-based compensations plans and for general corporate purposes. Under this plan, the Company approved the repurchase of a specific amount of shares and will extend over a period of six months beginning September 10, 2013. The common stock repurchase program began in September 2012 and was completed in February 2013.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended September 30, 2013 and 2012, advertising expense was $1,746 and $13,687 respectively.

Concentrations of Credit Risk

The Company has approximately $2,750,000 and $3,512,000, in deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”), as of September 30, 2013 and September 30, 2012, respectively. The Company’s management considers this a normal business risk. The Company also maintains accounts with stock brokerage firms containing securities. These balances are insured up to $500,000 by the Securities Investor Protection Corporation. The Company was required to maintain a $100,000 minimum balance in a deposit account with Maryland Financial as of September 30, 2013 and 2012, in relation to a sweep account.

Most of the Company’s activities are with customers in the Maryland counties of Baltimore and Harford and portions of the City of Baltimore. Notes 1, 4, and 5 discuss the types of activities and lending the Company engages in. The Bank does not have any significant concentrations in any one industry or customer.

Subsequent Events

The company has evaluated events and transactions subsequent to September 30, 2013 through the date these financial statements were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 2.	Business Combinations (Consolidated)

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

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2013 and 2012, are as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$3,855,067	$166,298	$—	$4,021,365
Collateralized Mortgage Obligations	535,148		5,409	529,739
State and Municipal Securities	1,273,145	—	32,524	1,240,621

Total securities available for sale	$5,663,360	$166,298	$37,933	$5,791,725

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,756,238	$4,991	$158,526	$3,602,703

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$5,629,774	$349,909	$—	$5,979,683
Collateralized Mortgage Obligations	1,832,052	538	8,698	1,823,892

Total securities available for sale	$7,461,826	$350,447	$8,698	$7,803,575

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$1,999,145	$11,784	$—	$2,010,929
State and Municipal Securities	1,637,827	155,142	—	1,792,969

Total securities held to maturity	$3,636,972	$166,926	$—	$3,803,898

The amortized cost and estimated fair value of securities as of September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	550,169	549,536	1,740,850	1,724,203
Due five years to ten years	490,391	475,290	2,015,388	1,878,500
Due after ten years	4,622,800	4,766,899	—	—

	$5,663,360	$5,791,725	$3,756,238	$3,602,703

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 3.	Securities (Continued)

During the fiscal year ended September 30, the Company sold its state and municipal securities portfolio at a gain. These state and municipal securities were transferred from the held to maturity category to the available for sale category. Although our intention had been to hold held to maturity securities until maturity, a pre-refunding and notice of call on a municipal bond was an event that triggered our reassessment of the classification of our state and municipal withholdings. Proceeds from the sale of available for sale securities totaled $1,753,845, realizing gross gains of $116,480 for the year ended September 30, 2013. Proceeds from the sale of available for sale securities totaled $189,692, realizing gross gains of $896 for the year ended September 30, 2012.

Securities with gross unrealized losses at September 30, 2013 and 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	—	—	529,739	5,409	529,739	5,409
State and Municipal Securities	1,240,621	32,524	—	—	1,240,621	32,524

	$1,240,621	$32,524	$529,739	$5,409	$1,770,360	$37,933

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,849,720	$158,526			$2,849,720	$158,526
State and Municipal Securities	—	—	—	—	—	—

	$2,849,720	$158,526	$—	$—	$2,849,720	$158,526

September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	1,435,900	8,698	—	—	1,435,900	8,698

	$1,435,900	$8,698	$—	$—	$1,435,900	$8,698

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	—	$—	$—	$—	$—	$—
State and Municipal Securities	—	—	—	—	—	—

	$—	$—	$—	$—	$—	$—

At September 30, 2013, the Company held eight investments with gross unrealized losses totaling $196,459. At September 30, 2012, the Company held two investments with gross unrealized losses totaling $8,698. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at September 30, 2013 and 2012 were as follows:

	2013	2012
Real estate loans
One-to four-family owner occupied	$26,363,952	$26,097,798
One-to four-family non-owner occupied	17,480,953	17,855,304
Home equity	2,243,716	2,172,247
Mobile home	1,785,854	2,068,672
Secured by other properties	2,783,794	2,613,025
Construction and land development	3,911,156	3,262,452

Total real estate loans	54,569,425	54,069,498

Other loans
Secured commercial	1,603,318	1,212,534
Savings	9,159	10,290

Total other loans	1,612,477	1,222,824

Total loans	56,181,902	55,292,322

Unamortized premiums and loan fees	250,880	319,713
Unearned income on loans	(323,966)	(344,450)
Allowance for loan and lease losses	(733,451)	(617,474)

Total loans, net	$55,375,365	$54,650,111

The Company had a mobile home loan origination program that began in 2005 in which it is no longer participating. At September 30, 2013 and 2012, these loan balances totaled $1,785,854 and $2,068,672, respectively. Mobile home loans were purchased from by a third-party originator and funded by the Company at settlement. The Company paid a premium/loan origination fee to the third-party originator, of which one-half was wired upon settlement of the loan and the remainder was kept by the Company in a depository account in the name of the third-party. At September 30, 2013 and 2012, the balance in the account was $0 and $42,762, respectively, and was accessed by the Company in the event of prepayment, foreclosure or deterioration of the value of the mobile home. As of September 30, 2013 and 2012, the Company has prepaid loan origination fees related to this program of $211,177 and $261,337, which are being amortized over the estimated lives of the loans.

In October 2004, the Company purchased a block of mortgage loans from another financial institution for $2,126,620, with an average yield of 6%. At September 30, 2013 and 2012, the loan balances were $556,213 and $657,951, respectively, and included in mortgage loans secured by one-to four family residences. In addition, the Company has unamortized loan premiums of $10,721 and $13,187, as of September 30, 2013 and 2012, respectively, being amortized over the terms of the purchased loans.

In May 2009, the Company purchased a block of one-to four-family mortgage loans totaling $1,109,768, with an average yield of 6.08%. There was no premium paid on the purchase. The balances of purchased loans at September 30, 2013 and 2012, are included in the breakdown of loans shown above.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.	Loans and Allowance for Loan and Lease Losses (Continued)

Loans and their remaining contractual maturities at September 30, 2013, were as follows:

Maturities

One year or less	$3,095,533
After one year to five years	7,595,647
After five years to ten years	17,055,071
After ten years to fifteen years	7,862,923
After fifteen years	20,572,728

$56,181,902

In the normal course of banking business, loans are made to officers and directors and related affiliates. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory limitations, and do not involve more than the normal risk of collectability.

Loans to officers, directors and related affiliates at September 30, 2013 and 2012, were as follows:

	2013	2012
Balance, beginning of year	$485,531	$513,789
Additions	214,902	—
Repayments	(27,113)	(28,258)

Balance, end of year	$673,320	$485,531

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties, and there is a likelihood that different amounts would be reported under different conditions or assumptions. The Office of the Commissioner of Financial Regulation for the State of Maryland, as an integral part of its examination process, periodically reviews the allowance for loan losses and may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474
Charge-offs	—	(363,842)	(23,921)	—	—	—	—	(387,763)
Recoveries	—	3,740	—	—	—	—	—	3,740
Provision	(4,654)	562,003	9,251	(8,077)	(49,522)	974	(9,975)	500,000

Ending Balance	$80,563	$475,584	$80,943	$22,365	$30,805	$4,031	$39,160	$733,451

Ending balance: individually evaluated for impairment	$—	$201,267	$488	$—	$—	$—	$—	$201,755

Ending balance: collectively evaluated for impairment	$80,563	$274,317	$80,455	$22,365	$30,805	$4,031	$39,160	$531,696

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,607,668	$17,480,953	$1,785,854	$2,783,794	$3,911,156	$1,612,477		$56,181,902

Ending balance: individually evaluated for impairment	$436,317	$1,635,383	$105,940	$213,099	$370,411	$—		$2,761,150

Ending balance: collectively evaluated for impairment	$27,780,213	$15,845,570	$1,679,914	$2,570,695	$3,540,745	$1,612,477		$53,029,614

Ending balance: loans acquired with deteriorated credit quality	$391,138	$—	$—	$—	$—	$—		$391,138

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$64,547	$382,023	$52,719	$25,702	$91,135	$3,907	$45,256	$665,289
Charge-offs	(72,815)	(175,000)	—	—	—	—	—	(247,815)
Recoveries	—	—	—	—	—	—	—	—
Provision	93,485	66,660	42,894	4,740	(10,808)	(850)	3,879	200,000

Ending Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474

Ending balance: individually evaluated for impairment	$—	$30,901	$36,517	$—	$—	$—	$—	$67,418

Ending balance: collectively evaluated for impairment	$85,217	$242,782	$59,096	$30,442	$80,327	$3,057	$49,135	$550,056

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables:
Ending balance	$28,270,045	$17,855,304	$2,068,672	$2,613,025	$3,262,452	$1,222,824		$55,292,322

Ending balance: individually evaluated for impairment	$437,872	$1,577,271	$152,256	$216,000	$—	$—		$2,383,399

Ending balance: collectively evaluated for impairment	$27,434,223	$16,278,033	$1,916,416	$2,397,025	$3,262,452	$1,222,824		$52,510,973

Ending balance: loans acquired with deteriorated credit quality	$397,950	$—	$—	$—	$—	$—		$397,950

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

When assets are classified as either substandard or doubtful, the Company allocates a portion of the related general loss allowances to such assets as the Company deems prudent. Determinations as to the classification of assets and the amount of loss allowances are subject to review by our principal federal regulator, the Office of the Commissioner of Financial Regulation of the State of Maryland, which can require that we establish additional loss allowances. The Company regularly reviews its asset portfolio to determine whether any assets require classification in accordance with applicable regulations.

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of September 30, 2013 and September 30, 2012:

	September 30, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:

Pass	$25,536,497	$15,291,094	$2,243,716	$1,655,013	$2,570,695	$3,540,745
Special Mention	—	—	—	—	—	—

Substandard	827,455	1,845,206	—	130,841	213,099	370,411
Doubtful	—	344,653	—	—	—	—

	$26,363,952	$17,480,953	$2,243,716	$1,785,854	$2,783,794	$3,911,156

	Secured Commercial	Savings	Totals
Grade:
Pass	$1,603,318	$9,159	$52,450,238
Special Mention	—	—	—
Substandard	—	—	3,387,011
Doubtful	—	—	344,653

	$1,603,318	$9,159	$56,181,902

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2012
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Home Equity	Mobile Home	Secured by Other Properties	Construction and Land Development
Grade:

Pass	$25,261,976	$15,904,215	$2,172,247	$1,814,197	$2,397,025	$2,820,472
Special Mention	—	—	—	74,743	—	—
Substandard	835,822	1,951,089	—	179,732	—	441,980
Doubtful	—	—	—	—	216,000	—

	$26,097,798	$17,855,304	$2,172,247	$2,068,672	$2,613,025	$3,262,452

	Secured Commercial	Savings	Totals
Grade:
Pass	$1,212,534	$10,290	$51,592,956
Special Mention	—	—	74,743
Substandard	—	—	3,408,623
Doubtful	—	—	216,000

	$1,212,534	$10,290	$55,292,322

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of September 30, 2013, and September 30, 2012:

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$690,975	$690,975	$25,672,977	$26,363,952	$—
One-to four-family non-owner occupied	—	—	1,635,383	1,635,383	15,845,570	17,480,953	—
Home equity	—	—	—	—	2,243,716	2,243,716	—
Mobile home	73,774	—	—	73,774	1,712,080	1,785,854	—
Secured by other properties	—	—	—	—	2,783,794	2,783,794	—
Construction and land development	—	—	—	—	3,911,156	3,911,156	—

Total real estate loans	73,774	—	2,326,358	2,400,132	52,169,293	54,569,425	—

Other loans:
Secured commercial	—	—	—	—	1,603,318	1,603,318	—
Savings accounts	—	—	—	—	9,159	9,159	—

Total other loans	—	—	—	—	1,612,477	1,612,477	—

Total loans	$73,774	$—	$2,326,358	$2,400,132	$53,781,770	$56,181,902	$—

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$835,822	$835,822	$25,261,976	$26,097,798	$—
One-to four-family non-owner occupied	228,229	—	721,392	949,621	16,905,683	17,855,304	—
Home equity	—	—	—	—	2,172,247	2,172,247	—
Mobile home	46,927	—	103,541	150,468	1,918,204	2,068,672	—
Secured by other properties	—	—	216,000	216,000	2,397,025	2,613,025	—
Construction and land development	—	—	—	—	3,262,452	3,262,452	—

Total real estate loans	275,156	—	1,876,755	2,151,911	51,917,587	54,069,498	—

Other loans:
Secured commercial	—	—	—	—	1,212,534	1,212,534	—
Savings accounts	—	—	—	—	10,290	10,290	—

Total other loans	—	—	—	—	1,222,824	1,222,824	—

Total loans	$275,156	$—	$1,876,755	$2,151,911	$53,140,411	$55,292,322	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the non-accrual loans by loan class as of:

	September 30, 2013	September 30, 2012
Real estate loans:
One-to four-family owner occupied	$690,975	$835,822
One-to four-family non-owner occupied	1,635,383	721,392
Home equity	—	—
Mobile home	59,554	103,541
Secured by other properties	—	216,000
Construction and land development	—	—

Total real estate loans	2,385,912	1,876,755

Other loans:
Secured commercial	—	—
Savings accounts	—	—

Total other loans	—	—

Total loans	$2,385,912	$1,876,755

At September 30, 2013 and September 30, 2012, there were no loans 90 days past due and still accruing interest. At September 30, 2013, the Company had twenty-nine loans on non-accrual status with foregone interest in the amount of $251,798. At September 30, 2012, the Company had twenty-three loans on non-accrual status with foregone interest in the amount of $160,495.

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

The following tables are a summary of impaired loans by class as of September 30, 2013 and September 30, 2012:

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$904,113	$827,455	$—	$904,113	$31,184
One-to four-family non-owner occupied	609,362	507,227	—	609,362	13,288
Secured by other properties	226,434	213,099	—	226,434	684
Construction and land development	370,411	370,411	—	370,411	20,043
Mobile homes	59,627	59,554	—	59,627	4,078

With an allowance recorded:
One-to four-family non-owner occupied	$1,217,512	$1,128,156	$201,267	$1,217,512	$21,255
Mobile home	46,508	46,386	488	46,508	3,097

Total
One-to four-family owner occupied	$904,113	$827,455	$—	$904,113	$31,184
One-to four-family non-owner occupied	1,867,709	1,635,383	201,267	1,867,709	34,543
Secured by other properties	226,434	213,099	—	226,434	684
Construction and land development	370,411	370,411	—	370,411	20,043
Mobile home	106,135	105,940	488	106,135	7,175

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 5.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	896,218	721,392	—	896,218	15,792
Secured by other properties	227,819	216,000	—	225,834	—

With an allowance recorded:
One-to four-family non-owner occupied	$856,752	$855,879	$30,901	$856,752	$47,446
Mobile home	165,267	152,256	36,517	165,267	9,561

Total
One-to four-family owner occupied	$877,758	$835,822	$—	$877,758	$25,376
One-to four-family non-owner occupied	1,752,970	1,577,271	30,901	1,752,970	63,238
Secured by other properties	227,819	216,000	—	227,819	—
Mobile home	165,267	152,256	36,517	165,267	9,561

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At September 30, 2013, we had ten loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $136,481. Five loans to the same borrower in the amount of $783,503 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $213,099, one loan was secured by construction and land development in the amount of $370,411 and two loans were secured by a mobile homes in the amount of $105,940. At September 30, 2012, we had eight loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $138,035. Five loans to the same borrower in the amount of $855,879 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $216,000 and one loan was secured by a mobile home loan in the amount of $51,313. The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

The following table is a summary of impaired loans that were modified due to a troubled debt restructuring by class as of September 30, 2013 and September 30, 2012:

	Modifications for the year ended September 30, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
Construction and land development	1	$370,411	$370,411
Mobile home	1	59,627	59,627

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied		1	$67,000

	Modifications for the year ended September 30, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring
One-to four-family owner occupied	1	$151,932	$151,932
One-to four-family non-owner occupied	5	856,752	825,851
Secured by other properties	1	227,819	227,819
Mobile home	1	48,715	46,198

		Recorded Investment
Troubled Debt Restructuring that subsequently defaulted
One-to four-family owner occupied	1	$151,932

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 6.	Premises and Equipment

Premises and equipment at September 30, 2013 and 2012, were as follows:

	2013	2012	Depreciable Lives
Cost
Land	$1,142,089	$1,142,089	-
Buildings and land improvements	2,031,589	2,031,589	10-50 yrs
Furniture, fixtures, and equipment	518,026	467,949	3-7 yrs

Total	3,691,704	3,641,627

Less: accumulated depreciation	(536,642)	(404,632)

	$3,155,062	$3,236,995

Depreciation expense totaled $132,010 and $123,727 for the years ended September 30, 2013 and 2012, respectively.

Note 7.	Foreclosed Assets

At September 30, 2013 and 2012, the Company had $20,000 and $295,750 in foreclosed assets, respectively. A charge to the Allowance for Loan Losses during the year ended September 30, 2013 and 2012 of $16,781 and $0, respectively was taken at the time the foreclosed property was placed in foreclosed assets. The Company disposed of foreclosed assets in the fiscal year 2013 in the amount of $295,750 and recorded a loss of $23,723. The Company disposed of foreclosed assets in fiscal year 2012 in the amount of $347,846 and recorded a loss of $18,404 on the transaction.

Note 8.	Deposits

The aggregate amount of deposits with balances of $100,000 or more totaled $15,445,563 and $18,608,689 at September 30, 2013 and 2012, respectively.

Deposit accounts are federally insured up to $250,000 per depositor. On January 1, 2014, the FDIC insurance limit will return to $100,000 per depositor for all deposit categories except for IRA and certain retirement accounts, which will remain at $250,000 per depositor.

Certificates of deposit and their remaining maturities at September 30, 2013, are as follows:

2014	$17,425,755
2015	8,782,333
2016	2,751,064
2017	2,176,707
2018	3,306,510

$34,442,369

Deposit balances of employees, officers, directors and their affiliated interests totaled $202,179 and $226,814 at September 30, 2013 and 2012, respectively. The Company had no brokered deposits at September 30, 2013 and 2012.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.	Borrowings

The Company has advances outstanding from the Federal Home Loan Bank (“FHLB”). A schedule of the borrowings is as follows:

Advance Amount	Rate	Maturity Date	September 30, 2013	September 30, 2012
$1,000,000	4.2350%	7/31/2017	$1,000,000	$1,000,000
1,000,000	4.0100%	8/21/2017	1,000,000	1,000,000
1,500,000	3.2270%	11/24/2017	1,500,000	1,500,000
1,500,000	3.4000%	11/27/2017	1,500,000	1,500,000
1,000,000	2.5990%	10/02/2018	1,000,000	1,000,000
1,000,000	2.6000%	7/02/2018	1,000,000	1,000,000
1,000,000	3.0500%	7/03/2018	1,000,000	1,000,000

			$8,000,000	$8,000,000

Interest payments are due quarterly. After a loan specific holding period, the borrowings are callable by the FHLB, at which time the Company is able to convert from a fixed rate to a variable rate based on LIBOR. The Company has credit availability of 30% of the Bank’s total assets. Pursuant to collateral agreements with the FHLB, the advances are secured by the Company’s FHLB stock and qualifying residential first mortgage loans, totaling approximately $36,900,000 as of September 30, 2013.

Additionally, the Company has credit availability of $1,500,000 with a correspondent bank for short term liquidity needs, if necessary. There were no borrowings outstanding at September 30, 2013 and 2012, under these facilities.

At September 30, 2013, the scheduled maturities of the FHLB advances are as follows:

2014	$—
2015	—
2016	—
2017	2,000,000
2018	5,000,000
Thereafter	1,000,000

$8,000,000

Note 10.	Income Taxes

The income tax provision reflected in the statements of income consisted of the following components for the years ended September 30, 2013 and 2012:

	2013	2012
Income tax expense
Current tax expense
Federal	$139,077	$166,554
State	34,118	53,381

Total current	173,195	219,935
Deferred tax expense (benefit)
Federal	8,834	(105,141)
State	(1,302)	(367)

Total deferred	7,532	(105,508)

Total income tax expense	$180,727	$114,427

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 10.	Income Taxes (Continued)

A reconciliation of tax computed at the Federal statutory tax rate of 34% to the actual tax expense for the years ended September 30, 2013 and 2012, is as follows:

	2013	2012
Tax at Federal statutory rate	$149,987	$498,725
Tax effect of:
Nontaxable gain on business combination	—	(347,505)
Tax exempt income	(3,712)	(16,605)
Graduated rates	13,546	(55,181)
State income taxes, net of federal benefit	20,906	34,993

Income tax expense	$180,727	$114,427

The components of the net deferred tax asset (liability) at September 30, 2013 and 2012 were as follows:

	2013	2012
Deferred income tax assets:
Nonaccrual interest	$99,334	$63,315
Loans yield adjustment	11,291	17,827
Certificate of deposit yield adjustment	—	8,750
Core deposit intangible	4,494	—
ESOP Plan funding	—	7,053
Stock Option Plan	14,866	—
Deferred compensation	—	3,223
Allowance for loan losses	289,346	243,593
Foreclosed real estate provision	—	87,579

	419,331	431,340

Deferred income tax liabilities:
Net unrealized gain on securities	50,639	134,819
Core deposit intangible	—	2,667
Certificate of deposit yield adjustment	6,668	—
Accumulated depreciation	74,278	82,755

	131,585	220,241

Net deferred income tax asset	$287,746	$211,099

The Company maintains $731,536 of its retained earnings as a reserve for loan losses for tax purposes. This amount has not been charged against earnings and is a restriction on retained earnings. If this balance in the reserve account is used for anything but losses on mortgage loans or payment of special assessment taxes, it will be subject to federal income taxes.

As of September 30, 2013, the Company had remaining net operating loss carryforwards from the Fullerton acquisition of approximately $335,000, which expire in 2031. These net operating loss carryforwards may be used to offset future income taxes payable, however the Bank may be subject to alternative minimum tax. Their realization is dependent on future taxable income and may be subject to limits under IRC Section 382.

The Company follows the FASB Accounting Standards Codification, which provides guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2013, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the Company’s financial statements. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the financial statements. No interest and penalties were recorded during the period ended September 30, 2013. Generally, the tax years before 2008 are no longer subject to examination by federal, state or local taxing authorities.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 11.	Defined Contribution Benefit Plan

In July 2009, the Company established a 401(k) plan covering all full-time employees who have attained an age of 21 and have completed 12 months of service. The plan provides for the Company to make contributions which will match employee deferrals on a one-to-one basis up to 4% of an employee’s eligible compensation. Participants are 100% vested in their deferrals and employer matching contributions. Additional contributions can be made at the discretion of the Board of Directors based on the Company’s performance. Contributions for the years ended September 30, 2013 and 2012 were $25,510 and $25,481, respectively.

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of September 30, 2013, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense for the years ended September 30, 2013 and 2012 was $71,676 and $59,750, respectively.

A summary of ESOP shares is as follows:

	September 30, 2013	September 30, 2012

Shares committed for release	20,527	16,525

Unearned shares	19,498	23,500

Total ESOP shares	40,025	40,025

Fair value of unearned shares	$389,960	$399,500

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 13.	Recognition and Retention Plan

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will be forfeited. As of September 30, 2013, 15,104 shares have been awarded under the plan. The Company recorded compensation expense of $42,568 for the year ended September 30, 2013. The Company did not record compensation expense for the year ended September 30, 2012.

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

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant calculated using the Black Scholes Model. As of September 30, 2013, 37,760 options have been granted to eligible employees and non-employee directors. The Company recorded compensation expense of $37,684 for the year ended September 30, 2013. The Company did not record compensation expense for the year ended September 30, 2012.

A summary of the Stock Option Plan year ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	37,760	$14.10

Granted	37,760	$14.10

Outstanding at September 30, 2013	37,760	$14.10

Options Exercisable at September 30, 2013	7,552	$14.10

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 15.	Stock Repurchases

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 1-30, 2012	22,800	$17.07	22,800	17,200
October 1-31, 2012	6,000	17.05	28,800	11,200
November 1-30, 2012	1,800	17.10	30,600	9,400
December 1-31, 2012	—	—	30,600	9,400
January 1-31, 2013	—	—	30,600	9,400
February 1-28, 2013	—	—	30,600	9,400

Note 16.	Deferred Compensation Obligation

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

In June 2004, the Company accrued a deferred compensation obligation of $66,237, relating to this agreement, utilizing a 5% interest factor for present value calculations. This liability is intended to be ultimately funded by a $100,000 whole life insurance policy owned by the Company, insuring the former president. The final payment of the obligation was paid in July 2012. The life insurance policy was collected in the current fiscal year due to the death of the insured in July 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to adjusted total assets. Management believes, as of September 30, 2013 and 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2013, the most recent notification from the Bank’s regulators categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based capital, Tier 1 capital to risk-weighted assets, and Tier 1 capital to adjusted total assets, ratios. There have been no conditions or events since that notification that management believes have changed the Bank’s category.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 17.	Regulatory Capital Requirements (Continued)

The actual and required capital amounts and ratios of the Company and the Bank as of September 30, 2013 and 2012, were as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized under the Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	13,420	31.99%	3,373	≥8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	12,893	30.73%	1,686	≥4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	12,893	16.75%	3,080	≥4.0%	N/A	N/A
Tangible Capital (to tangible assets)	12,893	16.75%	1,155	≥1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	11,824	28.24%	3,366	≥8.0%	4,169	≥10.0%
Tier 1 Capital (to risk-weighted assets)	11,298	26.98%	1,683	≥4.0%	2,501	≥6.0%
Tier 1 Capital (to adjusted total assets)	11,298	14.70%	3,074	≥4.0%	3,943	≥5.0%
Tangible Capital (to tangible assets)	11,298	14.70%	1,153	≥1.5%	N/A	N/A

As of September 30, 2012:
Fairmount Bancorp, Inc.
Total Risk-based Capital (to risk-weighted assets)	13,171	31.53%	3,342	≥8.0%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	12,648	30.27%	1,671	≥4.0%	N/A	N/A
Tier 1 Capital (to adjusted total assets)	12,648	16.01%	3,160	≥4.0%	N/A	N/A
Tangible Capital (to tangible assets)	12,648	16.01%	1,185	≥1.5%	N/A	N/A

Fairmount Bank
Total Risk-based Capital (to risk-weighted assets)	11,353	27.23%	3,335	≥8.0%	4,169	≥10.0%
Tier 1 Capital (to risk-weighted assets)	10,831	25.98%	1,668	≥4.0%	2,501	≥6.0%
Tier 1 Capital (to adjusted total assets)	10,831	13.73%	3,154	≥4.0%	3,943	≥5.0%
Tangible Capital (to tangible assets)	10,831	13.73%	1,183	≥1.5%	N/A	N/A

The following table presents a reconciliation of the Company’s consolidated equity as determined using U.S. GAAP and the Bank’s regulatory capital amounts:

	September 30,
	2013	2012

Consolidated equity GAAP equity	$13,003	$12,855
Consolidated equity in excess of Bank equity	(1,594)	(1776)

Bank GAAP equity	11,409	11,079
Core deposit intangible	(33)	(41)
Accumulated other comprehensive (income) loss, net of tax	(78)	(207)

Total tangible, leverage and core (tier 1) capital	11,298	10,831
Qualifying allowance for loan losses	526	522

Total risk-based capital	$11,824	$11,353

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18.	Fair Value Measurements

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

The following table presents a summary of financial assets and liabilities measured at fair value at September 30, 2013 and September 30, 2012:

	Level 1	Level 2	Level 3	Total	Total Losses
September 30, 2013
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$4,021,365	$—	$4,021,365	$—
Collateralized mortgage obligations invested in Government Agencies		529,739		529,739	—
State and Municipal Securities		1,240,621		1,240,621
Impaired loans	—	—	972,787	972,787	—
Foreclosed assets			20,000	20,000	$16,781

September 30, 2012
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$5,979,683	$—	$5,979,633	$—
Collaterialized mortgage obligations invested in Government Agencies	—	1,823,892	—	1,823,892	—
Impaired loans	—	—	940,717	940,717	—
Foreclosed assets	—		295,750	295,750	—

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, losses of $16,781 and $0 for the years ended September 30, 2013 and September 30, 2012, respectively, were recognized as a charge to the Allowance for Loan and Lease Losses at the time the foreclosed assets were acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for September 30, 2013 and September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements for September 30, 2013 and September 30, 2012
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2011	717,648	884,000
Purchases, settlements and charge-offs	(230,000)	(588,250)
Transfers in and/or out of Level 3	453,069	—

Balance, September 30, 2012	940,717	295,750
Purchases, settlements and charge-offs	(294,140)	(295,750)
Transfers in and/or out of Level 3	326,210	20,000

Balance, September 30, 2013	$972,787	$295,750

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at September 30, 2013 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,851	$3,851	$—	$—	$3,851
Certificates of deposit	3,784	3,784	—	—	3,784
Securities available for sale	5,792	—	5,792	—	5,792
Securities held to maturity	3,756	—	3,603	—	3,603
Federal Home Loan Bank stock	454	—	454	—	454
Loans receivable, net	55,375	—	55,058	973	56,031
Foreclosed real estate	20	—	—	20	20
Accrued interest receivable	234	—	234	—	234
Financial liabilities:
Deposits	55,930	—	56,178	—	56,178
Federal Home Loan Bank advances	8,000	—	8,698	—	8,698
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 18.	Fair Value Measurements (Continued)

		Fair Value Measurements at September 30, 2012 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$4,363	$4,363	$—	$—	$4,363
Securities available for sale	3,532	3,532	—	—	3,532
Securities held to maturity	7,804	—	7,804	—	7,804
Federal Home Loan Bank stock	3,637	—	3,804	—	3,804
Loans receivable, net	480	—	480	—	480
Foreclosed real estate	54,650	—	54,580	941	55,521
Accrued interest receivable	296	—	—	296	296
Financial liabilities:	290	—	290	—	290
Deposits	58,026	—	58,064	—	58,064
Federal Home Loan Bank advances	8,000	—	8,987	—	8,987
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—	—	—	—

Note 19.	Financial Instruments with Off-Balance Sheet Risk

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

Loan commitments representing off-balance sheet risk at September 30, 2013 and 2012 were as follows:

	Contract or Notional Amount
	2013	2012
Mortgage loan commitments-fixed rate (3.00% - 7.75%)	$—	$850,500
Unused lines of credit	3,686,945	1,725,628
Available home equity lines of credit	1,845,383	2,187,617
Standby letters of credit	121,456	216,997

	$5,653,784	$4,980,742

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 20.	Earnings per Share

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

	September 30, 2013	September 30, 2012

Income before extraordinary item	$257,470	$326,292
Extraordinary item, gain on business combination	—	1,022,074

Net income	$257,470	$1,348,366

Weighted average number of shares used in:
Basic earnings per share	445,643	472,278
Dilutive common stock equivalents:
Stock options	11,139	6,441

Dilutive earnings per share	456,782	478,719

Basic and dilutive earnings per common share:
Income before extraordinary item, basic	$0.58	$0.69
Extraordinary item, gain on business combination, basic	—	2.17

Net income, basic	$0.58	$2.86

Income before extraordinary item, dilutive	$0.56	$0.68
Extraordinary item, gain on business combination, dilutive	—	2.14

Net income, dilutive	$0.56	$2.82

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 21.	Parent Company Only Financial Statements

Presented below are the condensed balance sheet, statement of operations and statement of cash flows for Fairmount Bancorp, Inc. for the year ended September 30, 2013.

CONDENSED BALANCE SHEET

	September 30, 2013	September 30, 2012
Assets:
Cash and due from bank	$221,881	$378,404
Certificates of deposit	1,030,436	1,025,167
Investment in bank subsidiary	11,408,505	11,079,179
Loans receivable	324,704	368,549
Other assets	26,953	28,740

Total assets	$13,012,479	$12,880,039

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	9,250	24,849

Total liabilities	9,250	24,849

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issue	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 477,514 and 477,514 shares outstanding at September 30, 2013 and 2012, respectively	5,003	5,003
Additional paid in capital	4,040,748	3,979,972
Unearned common stock held by:
Employee Stock Ownership Plan	(209,736)	(251,607)
Recognition and Retention Plan	(245,145)	(162,271)
Retained earnings	9,334,634	9,077,164
Accumulated other comprehensive income	77,725	206,929

Total stockholders’ equity	13,003,229	12,855,190

Total liabilities and stockholders’ equity	$13,012,479	$12,880,039

CONDENSED STATEMENT OF OPERATIONS

	Year Ended September 30, 2013	Year Ended September 30, 2012

Interest income on loans	$16,873	$18,910
Interest and dividends on investments	5,722	10,273

Total income	22,595	29,183

Operating expenses	97,036	111,563

Loss before equity in net income of bank subsidiary	(74,441)	(82,380)
Income tax benefits	25,310	28,009

Net loss before equity in net income of bank subsidiary	(49,131)	(54,371)
Equity in net income of bank subsidiary	306,601	1,402,737

Net income	$257,470	$1,348,366

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note 21.	Parent Company Only Financial Information (Continued)

CONDENSED STATEMENT OF CASH FLOWS

	Year Ended September 30, 2013	Year Ended September 30, 2012
Cash flows from operating activities:
Net loss	$(49,131)	$(54,371)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in net income of subsidiary	306,601	1,402,737
Compensation cost on allocated ESOP shares	71,676	59,750
Compensation cost on allocated RRP shares and stock options	81,177	—
(Increase) decrease in other assets	1,787	9,602
Increase (decrease) in other liabilities	(15,599)	17,349

Net cash provided (used) by operating activities	396,511	1,435,067

Cash flow from investing activities:
(Increase) decrease in loans	43,845	49,510
Investment in bank subsidiary	(458,530)	(1,382,009)

Net cash provided (used) by investing activities	(414,685)	(1,332,499)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	351,573
Net increase in interest-bearing deposits	(5,269)	(8,051)
Repurchase of common stock	(133,080)	(389,240)

Net cash provided (used) by financing activities	(138,349)	(45,718)

Net increase (decrease) in cash and cash equivalents	(156,523)	56,850

Cash and cash equivalents, beginning balance	378,404	321,554

Cash and cash equivalents, ending balance	$221,881	$378,404

Supplemental schedule of noncash financing activities:

On October 13, 2011, the Company loaned $63,478 to the ESOP which was used to acquire 4,502 shares of common stock. The loan is secured by the shares purchased and is shown as Unearned ESOP shares in the consolidated balance sheets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Our management evaluated, with the participation of our President and Chief Executive Officer and our Vice President, Chief Financial Officer and Treasure, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on such evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

(b)	Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13s-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, management concluded that our internal control over financial reporting was effective as of September 30, 2013.

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

(c)	No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Consolidated Balance Sheets as of September 30, 2013 and 2012

Consolidated Statements of Income for the years ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income for the years ended September 30, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012

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

FAIRMOUNT BANCORP, INC.

Date: December 23, 2013	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FAIRMOUNT BANCORP, INC.

Date: December 23, 2013	/s/ Joseph M. Solomon
Joseph M. Solomon
President and Chief Executive Officer

Date: December 23, 2013	/s/ Jodi L. Beal
Jodi L. Beal
Vice President, Chief Financial Officer and Treasurer

Date: December 23, 2013	/s/ William G. Yanke
William G. Yanke
Chairman of the Board

Date: December 23, 2013	/s/ Edward J. Lally
Edward J. Lally
Director

Date: December 23, 2013	/s/ Mary R. Craig
Mary R. Craig
Director

Date: December 23, 2013	/s/ Jay T. French
Jay T. French
Director

Date: December 23, 2013	/s/ Edgar F. Lassahn, Jr.
Edgar F. Lassahn, Jr.
Director