Form 10-Q
period 2013-12-31
Fairmount Bancorp, Inc.
filed 2014-02-13
CIK 1477968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 13, 2014, the number of shares of common stock outstanding was 484,839.

FAIRMOUNT BANCORP, INC.

FORM 10-Q

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2013 and September 30, 2013

	December 31, 2013	September 30, 2013
	(Unaudited)
Assets
Cash and due from banks	$299,478	$850,941
Interest-bearing deposits in other banks	794,812	858,746
Federal funds sold	2,862,991	2,141,774

Cash and cash equivalents	3,957,281	3,851,461

Certificates of deposit	3,784,029	3,783,568
Securities available for sale, at fair value	5,565,890	5,791,725
Securities held to maturity, at amortized cost	3,756,142	3,756,238
Federal Home Loan Bank stock, at cost	453,700	453,700
Loans, net of allowances for loan and lease losses of 827,120 at December 31, 2013 and $733,451 at September 30, 2013	54,750,106	55,375,365
Accrued interest receivable	238,974	233,680
Premises and equipment, net	3,120,358	3,155,062
Foreclosed assets	20,000	20,000
Deferred income tax asset	290,777	287,746
Prepaid expenses and other assets	251,080	319,604

Total assets	$76,188,337	$77,028,149

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest-bearing deposits	$686,240	$561,563
Interest-bearing demand deposits	3,920,878	4,075,532
Savings deposits	15,991,813	16,850,314
Certificates of deposit	34,406,032	34,442,370

Total deposits	55,004,963	55,929,779

Federal Home Loan Bank advances	8,000,000	8,000,000
Accrued interest payable	44,287	42,503
Accounts payable and other liabilities	71,413	52,638

Total liabilities	63,120,663	64,024,920

Commitments and contingencies	—	—

Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 1,000,000; none issued	—	—
Common stock, $0.01 par value; authorized 4,000,000; 500,314 issued; 484,839 outstanding at December 31, 2013 and September 30, 2013, respectively	5,003	5,003
Additional paid in capital	4,040,748	4,040,748
Unearned common stock held by:
Employee Stock Ownership Plan	(209,736)	(209,736)
Recognition and Retention Plan	(245,145)	(245,145)
Retained earnings	9,403,732	9,334,634
Accumulated other comprehensive income	73,072	77,725

Total stockholders’ equity	13,067,674	13,003,229

Total liabilities and stockholders’ equity	$76,188,337	$77,028,149

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Three Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Interest and dividend income:
Interest on loans	$788,438	$817,179
Interest and dividends on investments	71,048	82,156

Total interest income	859,486	899,335

Interest expense:
Interest on deposits	104,473	132,346
Interest on borrowings	67,555	67,555

Total interest expense	172,028	199,901

Net interest income	687,458	699,434

Provision for loan and lease losses	105,000	125,000

Net interest income after provision for loan and lease losses	582,458	574,434

Non-interest income:
Service fees on deposit accounts	1,807	742
Other service charges, commissions and fees	15,825	19,266
Gain on disposal of assets	—	117,117
Other non-interest income	1,320	1,111

Total non-interest income	18,952	138,236

Non-interest expense:
Salaries, fees and employment	301,946	281,317
Premises and equipment	54,501	50,765
Professional fees	34,240	70,128
Data processing	28,668	31,135
FDIC insurance premiums and regulatory assessment	25,940	24,508
Insurance and bond premiums	7,598	7,694
Stationery, printing and supplies	4,451	8,874
Other operating expenses	30,468	26,372

Total non-interest expense	487,812	500,793

Income before income taxes	113,598	211,877

Income taxes	44,500	74,000

Net income	$69,098	$137,877

Basic and dilutive earnings per common share:
Net income, basic	$0.15	$0.31

Basic weighted average shares outstanding	450,599	444,552

Net income, dilutive	$0.15	$0.31

Dilutive weighted average shares outstanding	462,067	451,085

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Three Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31,
	2013	2012

Net income	$69,098	$137,877

Other comprehensive income, net of tax:

Unrealized gain (loss) on investment securities available for sale	(7,684)	51,997

Reclassification adjustment for realized gain on investment securities available for sale included in net income	—	(116,480)

Other comprehensive income (loss) before income taxes	(7,684)	(64,483)

Income tax relating to investment securities available for sale	3,031	25,439

Other comprehensive income (loss), net of tax	(4,653)	(39,044)

Comprehensive income	$64,445	$98,833

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended December 31, 2013 and 2012

(Unaudited)

	Common Stock	Additional Paid-In Capital	Unearned ESOP Share	Unearned RRP Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

Balance, September 30, 2012	$5,003	$3,979,972	$(251,607)	$(162,271)	$9,077,164	$206,929	$12,855,190

Net income	—	—	—	—	137,877	—	137,877

Other comprehensive income (loss)	—	—	—	—	—	(39,044)	(39,044)

Repurchase of common stock	—	—	—	(133,080)	—	—	(133,080)

Balance, December 31, 2012 (unaudited)	$5,003	$3,721,789	$(251,607)	$(37,168)	$9,215,041	$167,885	$12,820,943

Balance, September 30, 2013	$5,003	$4,040,748	$(209,736)	$(245,145)	$9,334,634	$77,725	$13,003,229

Net income	—	—	—	—	69,098	—	69,098

Other comprehensive income (loss)	—	—	—	—	—	(4,653)	(4,653)

Balance, December 31, 2013 (unaudited)	$5,003	$4,040,748	$(209,736)	$(245,145)	$9,403,732	$73,072	$13,067,674

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the Three Months Ended December 31, 2013 and 2012

(Unaudited)

	For the Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$69,098	$137,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,000	31,100
Amortization and accretion of securities	9,251	25,861
Provision for loan and lease losses	105,000	125,000
Other (gains) and losses, net	—	(117,117)
(Increase) decrease in accrued interest receivable	(5,294)	33,260
(Increase) decrease in prepaid expenses and other assets	68,524	17,558
Increase (decrease) in accrued interest payable	1,784	1,546
Increase (decrease) in accounts payable and other liabilities	18,775	(8,005)

Net cash provided (used) by operating activities	303,138	247,080

Cash flows from investing activities:
Proceeds from sales of available for sale securities	—	1,753,845
Proceeds from maturities, payments and calls of available for sale securities	208,535	833,734
Proceeds from maturities, payments and calls of held to maturity securities	—	1,000,000
(Purchases) maturities of certificates of deposit	—	249,000
Net (increase) decrease in loans	520,259	(101,840)
Proceeds from disposal of foreclosed assets	—	79,387
(Purchases) disposals of premises and equipment	(1,296)	(6,931)

Net cash provided (used) by investing activities	727,498	3,807,195

Cash flows from financing activities:
Net increase (decrease) in deposits	(924,816)	(870,684)
Repurchase of common stock	—	(133,080)

Net cash provided (used) by financing activities	(924,816)	(1,003,764)

Net increase (decrease) in cash and cash equivalents	105,820	3,050,511

Cash and cash equivalents, beginning balance	3,851,461	4,363,186

Cash and cash equivalents, ending balance	$3,957,281	$7,413,697

Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$170,244	$702,739
Income taxes	80,000	—
Supplemental schedule of noncash investing and financing activities:
Change in unrealized gain on securities available for sale – net of tax effect of $3,031 and $25,439, respectively	$(4,653)	$(39,044)

The notes to consolidated financial statements are an integral part of these consolidated statements.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

Basis of Presentation

Fairmount Bancorp, Inc., a Maryland corporation (the “Company”) was incorporated on November 30, 2009, to serve as the holding company for Fairmount Bank (the “Bank”), a federally chartered savings bank. On June 2, 2010, in accordance with a Plan of Conversion adopted by its Board of Directors and approved by its members, the Bank converted from a federal mutual savings bank to a Maryland state chartered commercial bank and became the wholly owned subsidiary of the Company. The conversion was accomplished through the sale and issuance of 444,038 shares of common stock at a price of $10.00 per share, through which the Company received proceeds of approximately $3,742,000, net of offering expenses of approximately $699,000. Approximately 50% of the net proceeds of the offering, or $1,900,000, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In connection with the conversion, the Bank’s Board of Directors adopted an employee stock ownership plan (the “ESOP”) which subscribed for 8% of the sum of the number of shares, or 35,523 shares of common stock sold in the offering.

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

In accordance with the Office of the Commissioner of Financial Regulation of the State of Maryland (“Commissioner”) regulations, upon the completion of each of the conversions, the Bank restricted retained earnings by establishing a liquidation account. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the year ending September 30, 2014, or any other period. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Certain amounts from prior period financial statements have been reclassified to conform to the current period’s presentation.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies (Continued)

Nature of Operations

The Bank is a community-oriented commercial bank, which provides a variety of financial services to individuals and corporate customers through its office in Baltimore County, Maryland, and is subject to competition from other financial institutions. The Bank’s primary deposit products are interest-bearing savings, certificates of deposit and individual retirement accounts. The Bank’s primary lending products are single-family residential mortgage loans. The Bank is subject to the regulation of certain Federal agencies and undergoes periodic examination by those regulatory authorities. The accounting policies of the Bank conform to accounting principles generally accepted in the United States of America and general practices within the banking industry.

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings By Creditors (Subtopic 310-40)– Reclassification of residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. This amendment clarifies the circumstances under which an in substance repossession or foreclosure is deemed to occur determining when all or a portion of the loan should be derecognized and the real estate property received should be recognized. The amendment is effective for annual and interim periods beginning after December 15, 2014. Early adoption is permitted.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2.	Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity at December 31, 2013 and September 30, 2013, are as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$3,678,659	$156,338	$—	$3,834,997
Collateralized Mortgage Obligations	496,341	—	4,963	491,378
State and Municipal Securities	1,270,209	—	30,694	1,239,515

Total securities available for sale	$5,445,209	$156,338	$35,657	$5,565,890

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,756,142	$5,487	$149,004	$3,612,625

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Residential Mortgage-Backed Securities	$3,855,067	$166,298	$—	$4,021,365
Collateralized Mortgage Obligations	535,148	—	5,409	529,739
State and Municipal Securities	1,273,145	—	32,524	1,240,621

Total securities available for sale	$5,663,360	$166,298	$37,933	$5,791,725

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$3,756,238	$4,991	$158,526	$3,602,703

The amortized cost and estimated market value of securities at December 31, 2013 and September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	542,403	542,388	1,741,332	1,728,380
Due five years to ten years	487,182	472,320	2,014,810	1,884,245
Due after ten years	4,415,624	4,551,182	—	—

	$5,445,209	$5,565,890	$3,756,142	$3,612,625

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2.	Securities (Continued)

	September 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$—	$—	$—	$—
Due after one year through five years	550,169	549,536	1,740,850	1,724,203
Due five years to ten years	490,391	475,290	2,015,388	1,878,500
Due after ten years	4,622,800	4,766,899	—	—

	$5,663,360	$5,791,725	$3,756,238	$3,602,703

There were no sales during the three months ending December 31, 2013. During the three months ended December 31, 2012, the Company sold its state and municipal securities portfolio at a gain. Proceeds from the sale of available for sale securities totaled $1,753,845, realizing gross gains of $116,480 for the three months ended December 31, 2012.

Securities with gross unrealized losses at December 31, 2013 and September 30, 2013 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	—	—	491,378	4,963	491,378	4,963
State and Municipal Securities	1,239,515	30,694	—	—	1,239,515	30,694

	$1,239,515	$30,694	$491,378	$4,963	$1,730,893	$35,657

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,859,075	$149,004	$—	$—	$2,859,075	$149,004

	September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities Available for Sale
Residential Mortgage-Backed Securities	$—	$—	$—	$—	$—	$—
Collateralized Mortgage Obligations	—	—	529,739	5,409	529,739	5,409
State and Municipal Securities	1,240,621	32,524	—	—	1,240,621	32,524

	$1,240,621	$32,524	$529,739	$5,409	$1,770,360	$37,933

Securities Held to Maturity
U.S. Government and Federal Agency Obligations	$2,849,720	$158,526	$—	$—	$2,849,720	$158,526

At December 31, 2013, the Company held eight investments with gross unrealized losses totaling $179,174. At September 30, 2013, the Company held eight investments with gross unrealized losses totaling $196,459. The Company evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Mortgage-backed securities are invested in U.S. Government Agencies, which guarantee payments to investors regardless of the status of the underlying mortgages. Consideration is given to the length of time and the amount of an unrealized loss, the financial condition of the issuer, and the intent an ability of the Company to retain its investment in the issuer long enough to allow for an anticipated recovery in fair value. The Company monitors the financial condition of these issuers continuously and will record other-than-temporary impairment if the recovery of value is unlikely.

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

The Bank makes loans to customers primarily in the counties of Baltimore and Harford and in the City of Baltimore Maryland. The principal categories of the loan portfolio at December 31, 2013 and September 30, 2013, were as follows:

	December 31, 2013	September 30, 2013
Real estate loans
One-to four-family owner occupied	$25,924,797	$26,363,952
One-to four-family non-owner occupied	16,540,923	17,480,953
Home equity	2,373,020	2,243,716
Mobile home	1,658,650	1,785,854
Secured by other properties	2,686,447	2,783,794
Construction and land development	4,918,046	3,911,156

Total real estate loans	54,101,883	54,569,425

Other loans
Secured commercial	1,553,527	1,603,318
Savings	3,953	9,159

Total other loans	1,557,480	1,612,477

Total loans	55,659,363	56,181,902

Unamortized premiums and loan fees	235,485	250,880
Unearned income on loans	(317,622)	(323,966)
Allowance for loan and lease losses	(827,120)	(733,451)

Total loans, net	$54,750,106	$55,375,365

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of December 31, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$80,563	$475,584	$80,943	$22,365	$30,805	$4,031	$39,160	$733,451
Charge-offs	—	(11,331)	—	—	—	—	—	(11,331)
Recoveries	—	—	—	—	—	—	—	—
Provision	14,852	73,219	(2,776)	(1,082)	8,306	(137)	12,618	105,000

Ending Balance	$95,415	$537,472	$78,167	$21,283	$39,111	$3,894	$51,778	$827,120

Ending balance: individually evaluated for impairment	$13,000	$253,161	$488	$—	$—	$—	$—	$266,649

Ending balance: collectively evaluated for impairment	$82,415	$284,311	$77,679	$21,283	$39,111	$3,894	$51,778	$560,471

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$28,297,817	$16,540,923	$1,658,650	$2,686,447	$4,918,046	$1,557,480		$55,659,363

Ending balance: individually evaluated for impairment	$435,531	$1,627,906	$104,705	$211,632	$370,350	$—		$2,750,124

Ending balance: collectively evaluated for impairment	$27,471,821	$14,913,017	$1,553,945	$2,474,815	$4,547,696	$1,557,480		$52,518,774

Ending balance: loans acquired with deteriorated credit quality	$390,465	$—	$—	$—	$—	$—		$390,465

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	As of September 30, 2013
	One-to Four-Family Owner Occupied	One-to Four-Family Non-Owner Occupied	Mobile Home	Secured by Other Properties	Construction and Land Development	Other Loans	Unallocated	Total
Allowance for Credit Losses:

Beginning Balance	$85,217	$273,683	$95,613	$30,442	$80,327	$3,057	$49,135	$617,474
Charge-offs	—	(363,842)	(23,921)	—	—	—	—	(387,763)
Recoveries	—	3,740	—	—	—	—	—	3,740
Provision	(4,654)	562,003	9,251	(8,077)	(49,522)	974	(9,975)	500,000

Ending Balance	$80,563	$475,584	$80,943	$22,365	$30,805	$4,031	$39,160	$733,451

Ending balance: individually evaluated for impairment	$—	$201,267	$488	$—	$—	$—	$—	$201,755

Ending balance: collectively evaluated for impairment	$80,563	$274,317	$80,455	$22,365	$30,805	$4,031	$39,160	$531,696

Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—	$—	$—

Financing receivables: Ending balance	$28,607,668	$17,480,953	$1,785,854	$2,783,794	$3,911,156	$1,612,477		$56,181,902

Ending balance: individually evaluated for impairment	$436,317	$1,635,383	$105,940	$213,099	$370,411	$—		$2,761,150

Ending balance: collectively evaluated for impairment	$27,780,213	$15,845,570	$1,679,914	$2,570,695	$3,540,745	$1,612,477		$53,029,614

Ending balance: loans acquired with deteriorated credit quality	$391,138	$—	$—	$—	$—	$—		$391,138

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

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

The following tables are a summary of the loan portfolio quality indicators by loan class recorded investment as of December 31, 2013 and September 30, 2013:

	December 31, 2013
	One-to Four-Family	One-to Four-Family			Secured by	Construction
	Owner	Non-Owner	Home	Mobile	Other	and Land
	Occupied	Occupied	Equity	Home	Properties	Development
Grade:

Pass	$25,098,801	$14,361,789	$2,373,020	$1,529,752	$2,474,815	$4,547,696
Special Mention	—	—	—	—	—	—
Substandard	825,996	1,834,481	—	128,898	211,632	370,350
Doubtful	—	344,653	—	—	—	—

	$25,924,797	$16,540,923	$2,373,020	$1,658,650	$2,686,447	$4,918,046

	Secured Commercial	Savings
Grade:
Pass	$1,553,527	$3,953
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,553,527	$3,953

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

	September 30, 2013
	One-to Four-Family	One-to Four-Family			Secured by	Construction
	Owner	Non-Owner	Home	Mobile	Other	and Land
	Occupied	Occupied	Equity	Home	Properties	Development
Grade:
Pass	$25,536,497	$15,291,094	$2,243,716	$1,655,013	$2,570,695	$3,540,745
Special Mention	—	—	—	—	—	—
Substandard	827,455	1,845,206	—	130,841	213,099	370,411
Doubtful	—	344,653	—	—	—	—

	$26,363,952	$17,480,953	$2,243,716	$1,785,854	$2,783,794	$3,911,156

	Secured Commercial	Savings
Grade:
Pass	$1,603,318	$9,159
Special Mention	—	—
Substandard	—	—
Doubtful	—	—

	$1,603,318	$9,159

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

The following tables set forth certain information with respect to our loan portfolio delinquencies by loan class and amount as of December 31, 2013 and September 30, 2013:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:
One-to four-family owner occupied	$—	$—	$690,301	$690,301	$25,234,496	$25,924,797	$—
One-to four-family non-owner occupied	68,367	—	1,627,906	1,696,273	14,844,650	16,540,923	—
Home equity	—	—	—	—	2,373,020	2,373,020	—
Mobile home	30,554	—	—	30,554	1,628,096	1,658,650	—
Secured by other properties	—	—	—	—	2,686,447	2,686,447	—
Construction and land development	—	—	—	—	4,918,046	4,918,046	—

Total real estate loans	98,921	—	2,318,207	2,417,128	51,684,755	54,101,883	—

Other loans:
Secured commercial	—	—	—	—	1,553,527	1,553,527	—
Savings accounts	—	—	—	—	3,953	3,953	—

Total other loans	—	—	—	—	1,557,480	1,557,480	—

Total loans	$98,921	$—	$2,318,207	$2,417,128	$53,242,235	$55,659,363	$—

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Real estate loans:

One-to four-family owner occupied	$—	$—	$690,975	$690,975	$25,672,977	$26,363,952	$—
One-to four-family non-owner occupied	—	—	1,635,383	1,635,383	15,845,570	17,480,953	—
Home equity	—	—	—	—	2,243,716	2,243,716	—
Mobile home	73,774	—	—	73,774	1,712,080	1,785,854	—
Secured by other properties	—	—	—	—	2,783,794	2,783,794	—
Construction and land development	—	—	—	—	3,911,156	3,911,156	—

Total real estate loans	73,774	—	2,326,358	2,400,132	52,169,293	54,569,425	—

Other loans:
Secured commercial	—	—	—	—	1,603,318	1,603,318	—
Savings accounts	—	—	—	—	9,159	9,159	—

Total other loans	—	—	—	—	1,612,477	1,612,477	—

Total loans	$73,774	$—	$2,326,358	$2,400,132	$53,781,770	$56,181,902	$—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following table is a summary of the recorded investment in non-accrual loans by loan class as of the dates indicated:

	December 31,	September 30,
	2013	2013

Real estate loans:
One-to four-family owner occupied	$690,301	$690,975
One-to four-family non-owner occupied	1,627,906	1,635,383
Home equity	—	—
Mobile home	59,135	59,554
Secured by other properties	—	—
Construction and land development	—	—

Total real estate loans	2,377,342	2,385,912

Other loans:
Secured commercial	—	—
Savings accounts	—	—

Total other loans	—	—

Total loans	$2,377,342	$2,385,912

At December 31, 2013 and September 30, 2013, there were no loans 90 days past due and still accruing interest. At December 31, 2013, the Company had twenty-eight loans on non-accrual status with foregone interest in the amount of $289,472. At September 30, 2013, the Company had twenty-nine loans on non-accrual status with foregone interest in the amount of $251,798.

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

The following tables are a summary of impaired loans by class of loans as of December 31, 2013 and September 30, 2013:

	December 31, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
One-to four-family owner occupied	$540,785	$526,160	$—	$540,785	$3,841
One-to four-family non-owner occupied	241,513	200,518	—	241,513	—
Secured by other properties	225,053	211,632	—	225,053	2,075
Construction and land development	370,350	370,350	—	370,350	5,838
Mobile home	59,269	59,135	—	59,269	622

With an allowance recorded:
One-to four-family owner occupied	$358,945	$299,836	$13,000	$358,945	$—
One-to four-family non-owner occupied	1,614,215	1,427,388	253,161	1,614,215	3,523
Mobile home	45,877	45,570	488	45,877	540

Total
One-to four-family owner occupied	$899,730	$825,996	$13,000	$899,730	$3,841
One-to four-family non-owner occupied	1,855,728	1,627,906	253,161	1,855,728	3,523
Secured by other properties	225,053	211,632	—	225,053	2,075
Construction and land development	370,350	370,350	—	370,350	5,838
Mobile home	105,146	104,705	488	105,146	1,162

	September 30, 2013
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
One-to four-family owner occupied	$904,113	$827,455	$—	$904,113	$31,184
One-to four-family non-owner occupied	609,362	507,227	—	609,362	13,288
Secured by other properties	226,434	213,099	—	226,434	684
Construction and land development	370,411	370,411	—	370,411	20,043
Mobile home	59,627	59,554	—	59,627	4,078

With an allowance recorded:
One-to four-family non-owner occupied	$1,217,512	1,128,156	$201,267	$1,217,512	$21,255
Mobile home	46,508	46,386	488	46,508	3,097

Total
One-to four-family owner occupied	$904,113	$827,455	$—	$904,113	$31,184
One-to four-family non-owner occupied	1,867,709	1,635,383	201,267	1,867,709	34,543
Secured by other properties	226,434	213,099	—	226,434	684
Construction and land development	370,411	370,411	—	370,411	20,043
Mobile home	106,135	105,940	488	106,135	7,175

Loans may be periodically modified in a troubled debt restructuring (a “TDR”) to make concessions to help a borrower remain current on the loan and/or to avoid foreclosure. Generally we do not forgive principal or interest on a loan or modify the interest rate on loans that are below market rates. When we modify loans in a TDR, we evaluate any possible impairment similar to other impaired loans. If we determine that the value of the modified loan is less than the recorded investment in the loan, impairment is recognized through a specific allowance estimate or a charge-off to the allowance. At December 31, 2013, we had ten loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $135,695. Five loans to the same borrower in the amount of $783,503 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.	Credit Quality of Financing Receivables and the Allowance for Loan Losses (Continued)

$211,632. One loan was secured by construction and land development in the amount of $370,350 and two loans were secured by mobile homes in the amount of $104,705. At September 30, 2013, we had ten loans that were restructured. One loan was secured by a one-to four-family owner occupied property in the amount of $136,481. Five loans to the same borrower in the amount of $783,503 were secured by one-to four-family non-owner occupied properties. One loan was secured by other properties in the amount of $213,099 and one loan was secured by construction and land development in the amount of $370,411 and two loans were secured by mobile homes in the amount of $105,940.

The following table is a summary of impaired loans that were modified due to a TDR by class as for the three months ended December 31, 2013 and 2012:

Modifications for the three months ended December 31, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring	—	—	—

Recorded Investment
Troubled Debt Restructuring that subsequently defaulted	—	—	—

Modifications for the three months ended December 31, 2012
	Number of contracts	Pre-Modification Outstanding Recorded Investments	Post-Modification Outstanding Recorded Investments
Troubled Debt Restructuring	—	—	—

Recorded Investment
Troubled Debt Restructuring that subsequently defaulted	—	—	—

Note 5.	Fair Value Measurements

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a summary of financial assets and liabilities measured at fair value at December 31, 2013 and September 30, 2013:

	Level 1	Level 2	Level 3	Total	Total Losses
December 31, 2013
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$3,834,997	$—	$3,834,997	$—
Collateralized mortgage obligations invested in Government Agencies		491,378		491,378
State and Municipal Securities		1,239,515		1,239,515
Impaired loans	—	—	1,506,145	1,506,145	—
Foreclosed assets			20,000	20,000	—

September 30, 2013
Securities available for sale:
Mortgage-backed securities invested in Government Agencies	$—	$4,021,365	$—	$4,021,365	$—
Collateralized mortgage obligations invested in Government Agencies		529,739		529,739
State and Municipal Securities		1,240,621		1,240,621
Impaired loans	—	—	972,787	972,787	—
Foreclosed assets	—	—	20,000	20,000

In accordance with generally accepted accounting principles concerning accounting for Loan and Lease Losses, there were no losses for the three months ended December 31, 2013 or the year ended September 30, 2013, respectively, recognized as charges to the Allowance for Loan and Lease Losses at the time the foreclosed real estate was acquired based on an independent appraisal of the property’s fair value.

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

The following table presents quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a non-recurring basis for December 31, 2013 and September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements for December 31, 2013 and September 30, 2013
	Valuation Techniques	Unobservable Input	Range
Assets:
Impaired loans	Discounted appraised value	Selling costs	6-12%
Foreclosed assets	Discounted appraised value	Selling costs	6-12%

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Fair Value Measurements (Continued)

The following table presents a reconciliation of the beginning and ending balances for Level 3 assets;

	Impaired Loans	Foreclosed Assets
Balance, September 30, 2012	940,717	295,750
Purchases, settlements and charge-offs	(294,140)	(295,750)
Transfers in and/or out of Level 3	326,210	20,000

Balance, September 30, 2013	972,787	20,000
Purchases, settlements and charge-offs (unaudited)	—	—
Transfers in and/or out of Level 3 (unaudited)	533,358	—

Balance, December 31, 2013 (unaudited)	$1,506,145	$20,000

The estimated fair values of the Company’s financial instruments were as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,957	$3,957	$—	$—	$3,957
Certificates of deposit	3,784	3,784	—	—	3,784
Securities available for sale	5,566	—	5,566	—	5,566
Securities held to maturity	3,756	—	3,603	—	3,603
Federal Home Loan Bank stock	454	—	454	—	454
Loans receivable, net	54,750	—	53,845	1,506	55,351
Foreclosed assets	20	—	—	20	20
Accrued interest receivable	239	—	239	—	239
Financial liabilities:
Deposits	55,005	—	55,012	—	55,012
Federal Home Loan Bank advances	8,000	—	8,363	—	8,363
Accrued interest payable	44	—	44	—	44
Off-Balance sheet financial instruments	—	—		—	—

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.	Fair Value Measurements (Continued)

		Fair Value Measurements at September 30, 2013 Using
	Carrying Value	Quoted Prices in Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
Financial assets:
Cash and cash equivalents	$3,851	$3,851	$—	$—	$3,851
Certificates of Deposit	3,784	3,784	—		3,784
Securities available for sale	5,792	—	5,792	—	5,792
Securities held to maturity	3,756	—	3,603	—	3,603
Federal Home Loan Bank stock	454	—	454	—	454
Loans receivable, net	55,375	—	55,058	973	56,031
Foreclosed real estate	20	—	—	20	20
Accrued interest receivable	234	—	234	—	234
Financial liabilities:
Deposits	55,930	—	56,178	—	56,178
Federal Home Loan Bank advances	8,000	—	8,698	—	8,698
Accrued interest payable	43	—	43	—	43
Off-Balance sheet financial instruments	—	—		—	—

Note 6.	Employee Stock Ownership Plan

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

The loans are secured by the shares purchased with the loan proceeds and will be repaid by the ESOP over the 10-year terms of the loans with funds from Fairmount Bank’s contributions to the ESOP and dividends paid on the stock, if any. The interest rate on the ESOP loans is an adjustable rate equal to the lowest prime rate, as published in The Wall Street Journal. The interest rate will adjust annually and will be the prime rate on the last business day of the fiscal year. The interest rate on the loan as of December 31, 2013, is 3.25%.

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

The debt of the ESOP, in accordance with generally accepted accounting principles, is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheet. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the three months ended December 31, 2013 and 2012, respectively.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.	Employee Stock Ownership Plan (Continued)

A summary of ESOP shares is as follows:

	December 31, 2013	December 31, 2012
Shares committed for release	20,527	16,525
Unearned shares	19,498	23,500

Total ESOP shares	40,025	40,025

Fair value of unearned shares	$394,835	$400,675

Note 7.	Recognition and Retention Plan

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

The Board may make grants under the 2010 Recognition and Retention Plan to eligible participants based on the following factors. RRP participants will vest in their share awards at a rate no more rapid than 20% per year over a five year period, beginning on the date of the plan share award. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested share awards will Be forfeited. As of December 31, 2013, 15,104 shares have been awarded under the plan. No compensation expense has been recorded for the three months ended December 31, 2013 and 2012, respectively.

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

On December 15, 2010, the Board of Directors adopted the 2010 Stock Option Plan. The 2010 Stock Option Plan will provide Fairmount’s directors and key employees with a proprietary interest in Fairmount as an as incentive to contribute to its success. The Board of Directors of the Company may grant options to eligible employees and non-employee directors based on these factors. Plan participants will vest in their options at a rate of no more rapid than 20% per year over a five year period, beginning on the grant date of the option. Vested options will have an exercise period of ten years commencing on the date of grant. If service to the Company is terminated for any reason other than death, disability or change in control, the unvested options shall be forfeited. The Company recognizes compensation expense during the vesting period based on the fair value of the option on the date of the grant. As of December 31, 2013, 37,760 options have been granted to eligible employees and non-employee directors. For the three months ended December 31, 2013, the Company recognized $9,421 of compensation expense related to the stock options granted. No compensation expense had been recorded for the three months ended December 31, 2012.

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 8.	Stock Option Plan (Continued)

A summary of the Stock Option Plan during the three months ended December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	—	—
Granted	37,760	$14.10

Outstanding at December 31, 2013	37,760	$14.10

Options Exercisable at December 31, 2013	7,552	—

Note 9.	Stock Repurchases

On January 9, 2014, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. The repurchase program began on January 13, 2014 and will occur over a period of six months.

On September 7, 2012, the Board of Directors authorized the repurchase of up to 25,000 shares of the Company’s outstanding common stock. The repurchase program is equal to approximately 5% of the total shares outstanding. On October 4, 2012, the Board of Directors approved an increase in its current stock repurchase program from 25,000 to 40,000 shares, which is equal to approximately 8% of the total shares outstanding. The repurchase program began on September 10, 2012 and was finalized in February 2013. The following table sets forth information in connection with repurchases of the Company’s shares of common stock during the period listed.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September	1 – 30, 2012	22,800	$17.07	22,800	17,200
October	1 – 31, 2012	6,000	17.05	28,800	11,200
November	1 – 30, 2012	1,800	17.10	30,600	9,400
December	1 – 31, 2012	—	—	30,600	9,400
January	1 – 31, 2013	—	—	30,600	9,400
February	1 – 28, 2013	—	—	30,600	9,400

Note 10.	Earnings per Share

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

Fairmount Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 10.	Earnings per Share (Continued)

	December 31, 2013	December 31, 2012
	(Unaudited)

Net income	$69,098	$137,877

Weighted average number of shares used in:
Basic earnings per share	450,599	444,552
Dilutive common stock equivalents:
Stock options	11,468	6,533

Dilutive earnings per share	462,067	451,085

Basic and dilutive earnings per common share:
Net income, basic	$0.15	$0.31

Net income, dilutive	$0.15	$0.31

Note 11.	Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2013, through the date these financials were issued. Based on definitions and requirements of Generally Accepted Accounting Principles for “Subsequent Events”, the Company has not identified any events that require adjustment to or disclosure in the financial statements.

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

Critical Accounting Policies

During the three month period ended December 31, 2013, there was no significant change in the Company’s critical accounting policies or the application of critical accounting policies as disclosed in the Company’s audited consolidated financial statements and related footnotes for the year ended September 30, 2013 included in the Company’s Annual Report on 10-K.

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

Management is currently evaluating the provisions of the final rule and their expected impact on the Company and the Bank. Management believes that at December 31, 2013, the Company and the Bank would have met all new capital adequacy requirements on a fully phased in basis if such requirements were then effective. There can be no assurance that the Basel III capital rules will not be revised before the effective date and expiration of the phase in periods.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total assets decreased by $840,000, or 1.09%, to $76,188,000 at December 31, 2013 from $77,028,000 at September 30, 2013. The decrease was primarily due to the decrease in total net loans of $625,000 or 1.13%.

Cash and cash equivalents increased from $3,851,000 at September 30, 2013 to $3,957,000 at December 31, 2013. This was an increase of $106,000, or 2.75%.

Investment securities decreased by $226,000, or 2.37%, to $9,322,000, at December 31, 2013, from $9,548,000 at September 30, 2013. The decrease was primarily the result of $208,000 in maturities, payments and calls.

Total net loans decreased from $55,375,000 at September 30, 2013 to $54,750,000 at December 31, 2013. This represented a decrease of $625,000, or 1.13%. The change was primarily attributable to decreases in one-to four-family mortgage loans of $1,379,000, or 3.15% offset by increases in construction and land development loans of $1,007,000, or 25.74%.

Total liabilities at December 31, 2013 were $63,120,000, a decrease of $905,000, or 1.41%, from $64,025,000 at September 30, 2013. The decrease was primarily attributable to a decrease of $925,000, or 1.65% in deposits.

Deposits decreased from $55,930,000 at September 30, 2013 to $55,005,000 at December 31, 2013. The decrease of $925,000, or 1.65% was primarily attributable to decreases in savings accounts of $858,000, or 5.09%, from $16,850,000 at September 30, 2013 to $15,992,000 at December 31, 2013.

Stockholders’ equity was $13,068,000, or 17.15%, of total assets at December 31, 2013, compared to $13,003,000, or 16.88%, of total assets at September 30, 2013. The Company recorded net income of $69,000 for the three months ending December 31, 2013. Comprehensive income decreased by $4,000 related to the interest rate fluctuations on the Company’s available for sale securities portfolio.

Results of Operations for the Three Months Ended December 31, 2013 and 2012

Overview. Net income decreased by $69,000, to $69,000 for the three months ended December 31, 2013 from $138,000 for the three months ended December 31, 2012. Net interest income increased by $11,000, or 1.57%, to $688,000 for the three months ended December 31, 2013 from $699,000 for the three months ended December 31, 2012. Provision for loan and lease losses decreased by $20,000, or 16.00%, to $105,000 for the three months ended December 31, 2013 from $125,000 for the three months ended December 31, 2012. Non-interest income decreased $119,000 from $138,000 for the three months ended December 31, 2012 to $19,000 for the three months ended December 31, 2013. Non-interest expense decreased $12,000, or 2.40%, to $488,000 for the three months ended December 31, 2013 from $500,000 for the three months ended December 31, 2012.

Net Interest Income. Net interest income decreased $11,000, or 1.57%, to $688,000 for the three months ended December 31, 2013 from $699,000 for the three months ended December 31, 2012. The increase primarily resulted from the combined effects of a decrease of $39,000, or 4.34%, in interest and dividend income to $860,000 for the three months ended December 31, 2013 from $899,000 for the three months ended December 31, 2012, and a decrease of $28,000, or 14.00%, in interest expense to $172,000 for the three months ended December 31, 2013 from $200,000 for the three months ended December 31, 2012. The decrease in interest and dividend income was mainly the result of decreases in the average balances of loans and investments. Interest expense decreased due to a combination of a decrease in the average rates paid on deposits and borrowings and a decrease in average interest bearing liabilities.

Provision for Loan and Lease Losses. The provision for loan and lease losses decreased $20,000 to $105,000 for the three months ended December 31, 2013, from $125,000 for the three months ended December 31, 2012. The Company recorded $11,000 in charge-offs during the three months ended December 31, 2013. The Company did not record charge-offs during the three months ended December 31, 2012.

Non-performing loans totaled $2,377,000 at December 31, 2013 and $2,386,000 at September 30, 2013. The Company’s non-performing loans to total loans increased to 4.34% at December 31, 2013, from 4.31% at September 30, 2013.

Non-performing assets, not including non-performing loans, totaled $20,000 at December 31, 2013 and September 30, 2013.

The Company has classified as impaired, loans that are 90 days or more delinquent or troubled debt restructurings. The amount of impaired loans of $3,141,000 as of December 31, 2013, was comprised of fifteen loan relationships. Of the fifteen loan relationships, four relationships were secured by one-to four-family owner occupied residential properties in the amount of $826,000, seven relationships were secured by one-to four-family non-owner occupied residential properties in the amount of $1,628,000, two loans were secured by mobile homes in the amount of $105,000, one loan of $212,000 secured by other properties and one loan of $370,000 secured by construction and land development.

To the best of management’s knowledge, the allowance for loan and lease losses is maintained at a level believed to cover all known and inherent losses in the loan portfolio, both probable and reasonable to estimate.

Non-Interest Income. Non-interest income was $19,000 for the three months ended December 31, 2013, which was a decrease of $119,000 from $138,000 for the three months ended December 31, 2012. The primary reason for the increase was that the Company sold securities and recorded gains of $117,000 on the sales during the three months ended December 31, 2012.

Non-Interest Expense. Non-interest expense decreased by $12,000, or 2.40%, to $488,000 for the three months ended December 31, 2013 from $500,000 for the three months ended December 31, 2012. The decrease was primarily the result of a decrease in professional fees offset by an increase in salaries, fees and employment expenses. Decrease in professional fees of $36,000, or 51.43%, can be attributed to a consulting agreement with a former employee of Fullerton that was completed during the three months ended December 31, 2012 offset by increased costs associated with increased reporting requirements associated with the Company’s public company status. Salaries, fees and employment expenses increased by $21,000, or 7.47% and can be attributed to stock based compensation recorded for the three months ended December 2013 and normal pay scale adjustments.

Income Taxes. The provision for income taxes decreased by $29,000, or 39.19%, to $45,000 for the three months ended December 31, 2013 from $74,000 for the three months ended December 31, 2012. The decrease in provision for income taxes was due to the decrease in the Company’s income before income taxes of $98,000, or 46.23% from $212,000 for the three months ended December 31, 2012 to $114,000 for the three months ended December 31, 2013.

Total Comprehensive Income. Total comprehensive income for the periods presented consisted of net income and the change in unrealized gains (losses) on securities available for sale, net of tax. Total comprehensive income was $65,000 and $99,000 for the three months ended December 31, 2013 and 2012, respectively. The decrease in total comprehensive income resulted from a decrease of $69,000 in net income and an increase of $35,000 in adjustments to accumulated other comprehensive income from the change in unrealized gains (losses) on securities available for sale.

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

The Board of Directors is responsible for establishing and monitoring the Company’s liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of its customers as well as unanticipated contingencies. The Company believes that it has enough sources of liquidity to satisfy its short and long-term liquidity needs as of December 31, 2013.

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

The Company’s most liquid assets are cash and cash equivalents, which include federal funds sold and interest-bearing deposits in other banks. The levels of these assets are dependent on its operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash-equivalents totaled $3,957,000. Certificates of deposit of $3,784,000 and securities classified as available for sale totaling $5,566,000, provide additional sources of liquidity. In addition, at December 31, 2013, the Company had the ability to borrow a total of approximately $22,800,000 from the Federal Home Loan Bank of Atlanta. At December 31, 2013, the Company had $8,000,000 in Federal Home Loan Bank advances outstanding. The Company also has a credit availability of $1,500,000 with a correspondent bank. There were no borrowings outstanding at December 31, 2013.

At December 31, 2013, the Company had $4,003,000 in unused lines of credit to borrowers and standby letters of credit. Certificates of deposit due within one year of December 31, 2013, totaled $21,621,000, or 39.31%, of total deposits. If these deposits do not remain with the Company, the Company will be required to seek other sources of funds, including other deposits and Federal Home Loan Bank advances. Depending on market conditions, the Company may be required to pay higher rates on such deposits or borrowings than it currently pays on certificates of deposit on or before December 31, 2013. The Company believes, however, based on past experience that a significant portion of such deposits will remain with it. The Company has the ability to attract and retain deposits by adjusting the interest rates offered.

The Bank is required to maintain specific amounts of capital pursuant to regulatory requirements. As of December 31, 2013, the Bank was in compliance with all regulatory capital requirements, which were effective as of such date, with tier 1 core, tier 1 risk-based, and total risk-based capital ratios of 15.11%, 27.25% and 28.51%, respectively. The regulatory requirements as of that date were 4.0%, 4.0% and 8.0% respectively.

The Company is a separate legal entity from the Bank and has to provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Commissioner, but with the prior notice to the Commissioner, cannot exceed net income for that year to date plus retained net income for the preceding two calendar years. At December 31, 2013, the Company had liquid assets of $1,171,000.

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

For information regarding repurchase during the quarter ended December 31, 2013, see Note 10.

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

FAIRMOUNT BANCORP, INC.

/s/ Joseph M. Solomon
Date: February 13, 2014	Joseph M. Solomon
President and Chief Executive Officer

/s/ Jodi L. Beal
Date: February 13, 2014	Jodi L. Beal
Vice President and Chief Financial Officer